Form 10-Q
period 2020-06-30
Hudson Executive Investment Corp.
filed 2020-08-14
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-39314

HUDSON EXECUTIVE INVESTMENT CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-4636604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 Lexington Avenue, 35th Floor

New York, New York 10022

(Address of Principal Executive Offices, including zip code)

(212) 521-8495

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	HECCU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	HEC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	HECCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of August 14, 2020, 41,400,000 Class A ordinary shares, $0.0001 par value, and 10,350,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

HUDSON EXECUTIVE INVESTMENT CORP.

Quarterly Report on Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2020	1

	Unaudited Condensed Statement of Operations for the Three Months Ended June 30, 2020 and for the Period from February 6, 2020 (Inception) Through June 30, 2020	2

	Unaudited Condensed Statement of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2020 and for the Period from February 6, 2020 (Inception) Through June 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the Period from February 6, 2020 (Inception) Through June 30, 2020	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Control and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

HUDSON EXECUTIVE INVESTMENT CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2020

(Unaudited)

ASSETS
Current assets
Cash	$1,505,028
Prepaid expenses	174,508

Total Current Assets	1,679,536
Cash and marketable securities held in trust account	414,027,563

Total Assets	$415,707,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$76,666
Accrued offering costs	225,000

Total Current Liabilities	301,666
Deferred underwriting fee payable	14,490,000

Total Liabilities	14,791,666

Commitments and contingencies
Class A common stock subject to possible redemption, 39,591,543 shares at $10.00 per share redemption value	395,915,430
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,808,457 shares issued and outstanding (excluding 39,591,543 shares subject to possible redemption)	181
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035
Additional paid-in capital	5,035,172
Accumulated deficit	(36,385)

Total Stockholders’ Equity	5,000,003

Total Liabilities and Stockholders’ Equity	$415,707,099

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	For the Period from February 6, 2020 (Inception) Through June 30,
	2020	2020
General and administrative expenses	$62,948	$63,948

Loss from operations	(62,948)	(63,948)
Other income:
Interest earned on marketable securities held in trust account	27,563	27,563

Loss before provision for income taxes	(35,385)	(36,385)
Provision for income taxes	—	—

Net loss	$(35,385)	$(36,385)

Weighted average shares outstanding of Class A redeemable common stock	41,400,000	41,400,000

Basic and diluted income per share, Class A	$—	$—

Weighted average shares outstanding of Class B non-redeemable common stock	10,350,000	10,350,000

Basic and diluted net loss per share, Class B	$(0.00)	(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND

FOR THE PERIOD FEBRUARY 6, 2020 (INCEPTION) THROUGH JUNE 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – February 6, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,350,000	1,035	23,965	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – March 31, 2020	—	—	10,350,000	1,035	23,965	(1,000)	24,000
Sale of 41,400,000 Units, net of underwriting discounts	41,400,000	4,140	—	—	390,642,678	—	390,646,818
Sale of 10,280,000 Private Placement Warrants	—	—	—	—	10,280,000	—	10,280,000
Common stock subject to possible redemption	(39,591,543)	(3,959)	—	—	(395,911,471)	—	(395,915,430)
Net loss	—	—	—	—	—	(35,385)	(35,385)

Balance – June 30, 2020	1,808,457	$181	10,350,000	$1,035	$5,035,172	$(36,385)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 6, 2020 (INCEPTION) THROUGH JUNE 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(36,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(27,563)
Formation costs paid by Sponsor	2,125
Changes in operating assets and liabilities:
Prepaid expenses	(174,508)
Accrued expenses	76,666

Net cash used in operating activities	(159,665)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)

Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	405,720,000
Proceeds from sale of Private Placement Warrants	10,280,000
Repayment of promissory note – related party	(129,606)
Payment of offering costs	(205,701)

Net cash provided by financing activities	415,664,693

Net Change in Cash	1,505,028
Cash – Beginning of period	—

Cash – End of period	$1,505,028

Non-Cash financing activities:
Initial classification of common stock subject to possible redemption	$395,946,830

Change in value of common stock subject to possible redemption	$(31,400)

Deferred underwriting fee payable	$14,490,000

Deferred offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$25,000

Deferred offering costs included in accrued offering costs	$225,000

Payment of offering costs through promissory note — related party	$127,481

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Hudson Executive Investment Corp. (the “Company”) was incorporated in Delaware on February 6, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity for the period from February 6, 2020 (inception) through June 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on June 8, 2020. On June 11, 2020, the Company consummated the Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of the over-allotment option to purchase an additional 5,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,280,000 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to HEC Sponsor LLC (the “Sponsor”), generating gross proceeds of $10,280,000, which is described in Note 4.

Transaction costs amounted to $23,353,182, consisting of $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees and $583,182 of other offering costs. At June 30, 2020, cash of $1,505,028 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on June 11, 2020, an amount of $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The initial stockholders have agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until June 11, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable,

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on June 10, 2020, (the “Final Prospectus”), as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 11, 2020 and June 17, 2020. The interim results for the three months ended June 30, 2020 and for the period from February 6, 2020 (inception) through June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020, there are 39,591,543 shares of Class A common stock subject to possible redemption presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

Offering costs consist of legal, accounting and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $23,353,182 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2020, the Company had a deferred tax asset of approximately $7,600, which had a full valuation allowance recorded against it of approximately $7,600.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended June 30, 2020 and for the period from February 6, 2020 (inception) through June 30, 2020, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended June 30, 2020 and for the period from February 6, 2020 (inception) through June 30, 2020 was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 30,980,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s condensed statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $27,563 for the three months ended June 30, 2020 and for the period from February 6, 2020 (inception) through June 30, 2020 (net of applicable franchise and income taxes of approximately $27,000 for the three months ended June 30, 2020 and for the period from February 6, 2020 (inception) through June 30, 2020), by the weighted average number of Class A redeemable common stock for the period. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 41,400,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 5,400,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 10,280,000 Private Placement Warrants for an aggregate purchase price of $10,280,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In February 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”) for an aggregate price of $25,000. On May 20, 2020, the Sponsor transferred 25,000 Founder Shares to Amy Schulman, a director, and on June 3, 2020 the Sponsor transferred 25,000 shares to Thelma Duggin, a director, resulting in the Sponsor holding an aggregate of 8,575,000 Founder Shares. On June 8, 2020, the Company effected a 1:1.2 stock split of its Class B common stock, resulting an aggregate of 10,350,000 Founder Shares issued and outstanding, of which 10,300,000 Founder Shares are held by the Sponsor and 50,000 Founder Shares are held by the directors. All share and per-share amounts have been retroactively restated to reflect the stock split. The Founder Shares included an aggregate of up to 1,350,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriter’s election to fully exercise their over-allotment option, 1,350,000 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date following the completion of a Business Combination on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Promissory Note – Related Party

On February 6, 2020, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2020 or the consummation of the Initial Public Offering. As of June 11, 2020, there was $129,706 outstanding under the Promissory Note. The outstanding balance of $129,706 under the Promissory Note was repaid on June 12, 2020.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of June 30, 2020, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 8, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three months ended June 30, 2020 and for the period from February 6, 2020 (inception) through June 30, 2020, the Company incurred $10,000 in fees for these services. As of June 30, 2020, $10,000 is included in accrued expenses in the accompanying condensed balance sheet.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Forward Purchase Agreement

The Company entered into a forward purchase agreement with HEC Master Fund LP (“HEC Master”) pursuant to which HEC Master has committed to purchase from the Company up to 5,000,000 forward purchase units (the “Forward Purchase Units”), consisting of one share of Class A common stock (the “Forward Purchase Shares”) and one-half of one warrant to purchase one share of Class A common stock (the “Forward Purchase Warrants” and together with the Forward Purchase Units and the Forward Purchase Shares, the “Forward Purchase Securities”), for $10.00 per unit, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of a Business Combination. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, HEC Master may purchase less than 5,000,000 Forward Purchase Units. In addition, HEC Master’s commitment under the forward purchase agreement will be subject to approval, prior to the Company entering into a definitive agreement for the initial Business Combination, of its investment committee. Pursuant to the terms of the Forward Purchase Agreement, HEC Master will have the option to assign its commitment to one of its affiliates and up to $2,500,000 to members of the Company’s management team. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by HEC Master or its permitted assignees and transferees.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on June 8, 2020, the holders of the Founder Shares, Private Placement Warrants, Forward Purchase Securities and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants, Forward Purchase Warrants and warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $8,280,000 in the aggregate. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,490,000 in the aggregate. The deferred fee will be forfeited by the underwriters in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020, there were no shares of preferred stock issued or outstanding.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020, there were 1,808,457 shares of Class A common stock issued or outstanding, excluding 39,591,543 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2020, there were 10,350,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination (including the Forward Purchase Shares but not the Forward Purchase Warrants), excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Proposed Public Offering and (b) 30 days after the completion of a Business Combination.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of an initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may call the warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

•

if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities as described below) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination (excluding any issuance of Forward Purchase Securities) at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Proposed Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At June 30, 2020, assets held in the Trust Account were comprised of $814 in money market funds, which are invested in U.S. Treasury Securities, and $414,026,749 in U.S. Treasury Bills. During the period from February 6, 2020 (inception) through June 30, 2020, the Company did not withdraw any interest income from the trust account to pay its franchise taxes.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

The gross holding losses and fair value of held-to-maturity securities at June 30, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
June 30, 2020	U.S. Treasury Securities (Mature on 9/10/2020)	$414,026,749	$(13)	$414,026,736

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Hudson Executive Investment Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to HEC Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Final Prospectus. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 6, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering , the sale of the Private Placement Warrants that occurred simultaneously with the completion of our Initial Public Offering and the sale of the Forward Purchase Units, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors, including the Forward Purchase Units:

•

may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•

could cause a change in control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2020 were organizational activities, including those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination.

For the three months ended June 30, 2020, we had a net loss of $35,385, which consists of operating costs of $62,948, offset by interest income on marketable securities held in the Trust Account of $27,563.

For the period from February 6, 2020 (inception) through June 30, 2020, we had a net loss of $36,385, which consists of operating costs of $63,948, offset by interest income on marketable securities held in the Trust Account of $27,563.

Liquidity and Capital Resources

On June 11, 2020, we consummated the Initial Public Offering of 41,400,000 Units, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 5,400,000 Units, at $10.00 per Unit, generating gross proceeds of $414,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 10,280,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $10,280,000.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $414,000,000 was placed in the Trust Account. We incurred $23,353,182 in transaction costs, including $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees and $583,182 of other offering costs.

For the period from February 6, 2020 (inception) through June 30, 2020, cash used in operating activities was $159,665. Net loss of $36,385 was affected by interest earned on marketable securities held in the Trust Account of $27,563, formation costs paid by the Sponsor of $2,125 and changes in operating assets and liabilities, which used $97,842 of cash from operating activities.

As of June 30, 2020, we had cash and marketable securities held in the Trust Account of $414,027,563. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the period ended June 30, 2020, we did not withdraw any interest income from the Trust Account.

As of June 30, 2020, we had $1,505,028 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative services to the Company. We began incurring these fees on June 8, 2020 and will continue to incur these fees monthly until the earlier of the completion of our Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,490,000 in the aggregate. The deferred fee will be forfeited by the underwriters in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

In addition, we into a forward purchase agreement with HEC Master pursuant to which HEC Master has committed to purchase from us up to 5,000,000 Forward Purchase Units, for $10.00 per unit, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of a Business Combination. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to us from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by us in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, HEC Master may purchase less than 5,000,000 Forward Purchase Units. In addition, HEC Master’s commitment under the forward purchase agreement will be subject to approval, prior to us entering into a definitive agreement for the initial Business Combination, of its investment committee. Pursuant to the terms of the forward purchase agreement, HEC Master will have the option to assign its commitment to one of its affiliates and up to $2,500,000 to members of our management team. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by HEC Master or its permitted assignees and transferees.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Final Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Final Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 11, 2020, we consummated our Initial Public Offering of 41,400,000 Units, inclusive of underwriters’ election to fully exercise their over-allotment option, we sold an additional 5,400,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $414,000,000. Citigroup Global Markets Inc and J.P. Morgan Securities LLC acted as the joint book running managers and SVB Leerink LLC acted as the co-manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-238583). The SEC declared the registration statement effective on June 8, 2020.

Simultaneously with the consummation of the Initial Public Offering and the full exercise of the over-allotment option, we consummated a private placement of 10,280,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $10,280,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are the same as the warrants underlying the Units sold in the Initial Public Offering, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, $414,000,000 was placed in the Trust Account.

We paid a total of $8,280,000 underwriting discounts and commissions and $583,182 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $14,490,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated June 8, 2020, by and among the Company and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

4.1	Warrant Agreement, dated June 8, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Letter Agreement, dated June 8, 2020, by and among the Company, its executive officers, its directors and HEC Sponsor LLC. (1)

10.2	Investment Management Trust Agreement, dated June 8, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated June 8, 2020, by and among the Company, HEC Sponsor LLC and the other holders party thereto. (1)

10.4	Private Placement Warrants Purchase Agreement, dated June 8, 2020, by and among the Company and HEC Sponsor LLC. (1)

10.5	Administrative Services Agreement, dated June 8, 2020, by and between the Company and HEC Sponsor LLC. (1)

10.6	Forward Purchase Agreement, dated June 8, 2020, by and between the Company and HEC Master Fund LP. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 11, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON EXECUTIVE INVESTMENT CORP.

Date: August 14, 2020		/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2020		/s/ Jonathan Dobres
	Name:	Jonathan Dobres
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)