Form 10-Q
period 2020-09-30
Hudson Executive Investment Corp.
filed 2020-11-16
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, 41,400,000 Class A ordinary shares, $0.0001 par value, and 10,350,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

HUDSON EXECUTIVE INVESTMENT CORP.

Quarterly Report on Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2020	1
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2020 and for the Period from February 6, 2020 (Inception) Through September 30, 2020	2
	Unaudited Condensed Statement of Changes in Stockholders’ Equity for the Period from February 6, 2020 (Inception) Through September 30, 2020	3
	Unaudited Condensed Statement of Cash Flows for the Period from February 6, 2020 (Inception) Through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Control and Procedures	17

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		20

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

HUDSON EXECUTIVE INVESTMENT CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(Unaudited)

ASSETS
Current assets
Cash	$1,207,252
Prepaid expenses	163,743

Total Current Assets	1,370,995

Cash and marketable securities held in trust account	414,154,419

Total Assets	$415,525,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$111,667
Income taxes payable	18,428

Total Current Liabilities	130,095

Deferred underwriting fee payable	14,490,000

Total Liabilities	14,620,095

Commitments and contingencies
Class A common stock subject to possible redemption, 39,590,531 shares at $10.00 per share redemption value	395,905,310

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,809,469 shares issued and outstanding (excluding 39,590,531 shares subject to possible redemption)	181
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035
Additional paid-in capital	5,045,292
Accumulated deficit	(46,499)

Total Stockholders’ Equity	5,000,009

Total Liabilities and Stockholders’ Equity	$415,525,414

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2020	For the Period from February 6, 2020 (Inception) Through September 30, 2020
General and administrative expenses	$118,542	$182,490

Loss from operations	(118,542)	(182,490)

Other income:
Interest earned on marketable securities held in trust account	126,856	154,419

Income (loss) before provision for income taxes	8,314	(28,071)
Provision for income taxes	(18,428)	(18,428)

Net loss	$(10,114)	$(46,499)

Weighted average shares outstanding of Class A redeemable common stock	41,400,000	41,400,000

Basic and diluted income per share, Class A redeemable common stock	$—	$—

Weighted average shares outstanding of Class B non-redeemable common stock	10,350,000	10,350,000

Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.01)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FEBRUARY 6, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – February 6, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,350,000	1,035	23,965	—	25,000
Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – March 31, 2020	—	—	10,350,000	1,035	23,965	(1,000)	24,000
Sale of 41,400,000 Units, net of underwriting discounts	41,400,000	4,140	—	—	390,642,678	—	390,646,818
Sale of 10,280,000 Private Placement Warrants	—	—	—	—	10,280,000	—	10,280,000
Common stock subject to possible redemption	(39,591,543)	(3,959)	—	—	(395,911,471)	—	(395,915,430)
Net loss	—	—	—	—	—	(35,385)	(35,385)

Balance – June 30, 2020	1,808,457	181	10,350,000	1,035	5,035,172	(36,385)	5,000,003
Change in value of common stock subject to possible redemption	1,012	—	—	—	10,120	—	10,120
Net loss	—	—	—	—	—	(10,114)	(10,114)

Balance – September 30, 2020	1,809,469	$181	10,350,000	$1,035	$5,045,292	$(46,499)	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 6, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(46,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(154,419)
Formation costs paid by Sponsor	2,125
Changes in operating assets and liabilities:
Prepaid expenses	(163,743)
Accrued expenses	111,667
Income taxes payable	18,428

Net cash used in operating activities	(232,441)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)

Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	405,720,000
Proceeds from sale of Private Placement Warrants	10,280,000
Proceeds from promissory note – related party	100
Repayment of promissory note – related party	(129,706)
Payment of offering costs	(430,701)

Net cash provided by financing activities	415,439,693

Net Change in Cash	1,207,252
Cash – Beginning of period	—

Cash – End of period	$1,207,252

Non-Cash financing activities:
Initial classification of common stock subject to possible redemption	$395,946,830

Change in value of common stock subject to possible redemption	$(41,520)

Deferred underwriting fee payable	$14,490,000

Deferred offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$25,000

Payment of offering costs through promissory note — related party	$127,481

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

All activity for the period from February 6, 2020 (inception) through September 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $23,353,182, consisting of $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees and $583,182 of other offering costs. At September 30, 2020, cash of $1,207,252 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on June 10, 2020, (the “Final Prospectus”), as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on June 11, 2020 and June 17, 2020. The interim results for the three months ended September 30, 2020 and for the period from February 6, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, there are 39,590,531 shares of Class A common stock subject to possible redemption presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Offering Costs

Offering costs consist of legal, accounting and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $23,353,182 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $24,000, which had a full valuation allowance recorded against it of approximately $24,000.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company’s effective tax rate for three months ended September 30, 2020 and for the period from February 6, 2020 (inception) through September 30, 2020 was approximately 222% and 66%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s unaudited condensed statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $126,856 and $154,419 for the three months ended September 30, 2020 and for the period from February 6, 2020 (inception) through September 30, 2020, respectively (net of applicable franchise and income taxes of approximately $18,000 and $85,000 for the three months ended September 30, 2020 and for the period from February 6, 2020 (inception) through September 30, 2020, respectively), by the weighted average number of Class A redeemable common stock for the period. Net loss per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of September 30, 2020, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 8, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three months ended September 30, 2020 and for the period from February 6, 2020 (inception) through September 30, 2020, the Company incurred $30,000 and $40,000 in fees for these services, respectively. As of September 30, 2020, $40,000 is included in accrued expenses in the accompanying condensed balance sheet.

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there were 1,809,469 shares of Class A common stock issued or outstanding, excluding 39,590,531 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2020, there were 10,350,000 shares of Class B common stock issued and outstanding.

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

If the Company calls the Public Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

At September 30, 2020, assets held in the Trust Account were comprised of $303 in money market funds, which are invested in U.S. Treasury Securities, and $414,154,116 in U.S. Treasury Bills. During the period from February 6, 2020 (inception) through September 30, 2020, the Company did not withdraw any interest income from the trust account to pay its franchise taxes.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The gross holding losses and fair value of held-to-maturity securities at September 30, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Losses	Fair Value
September 30, 2020	U.S. Treasury Securities (Mature on 11/3/2020)	$414,154,116	$(4,436)	$414,149,680

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account—U.S. Treasury Securities Money Market Fund	1	$414,149,680

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2020 were organizational activities, including those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination.

For the three months ended September 30, 2020, we had a net loss of $10,114, which consists of operating costs of $118,542 and a provision for income taxes of $18,428, offset by interest income on marketable securities held in the Trust Account of $126,856.

For the period from February 6, 2020 (inception) through September 30, 2020, we had a net loss of $46,499, which consists of operating costs of $182,490 and a provision for income taxes of $18,428, offset by interest income on marketable securities held in the Trust Account of $154,419.

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

For the period from February 6, 2020 (inception) through September 30, 2020, cash used in operating activities was $232,441. Net loss of $46,499 was affected by interest earned on marketable securities held in the Trust Account of $154,419, formation costs paid by the Sponsor of $2,125 and changes in operating assets and liabilities, which used $33,648 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities held in the Trust Account of $414,154,419. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the period ended September 30, 2020, we did not withdraw any interest income from the Trust Account.

As of September 30, 2020, we had $1,207,252 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

HUDSON EXECUTIVE INVESTMENT CORP.

Date: November 16, 2020		/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: November 16, 2020		/s/ Jonathan Dobres
	Name:	Jonathan Dobres
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)