Form 10-K
period 2020-12-31
Hudson Executive Investment Corp.
filed 2021-03-29
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

COMMISSION FILE NUMBER: 001-39314

HUDSON EXECUTIVE INVESTMENT CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-4636604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

570 Lexington Avenue, 35th Floor

New York, New York 10022

(212) 521-8495

(Address, including zip code, of principal executive offices and telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

The registrant’s Units began trading on the Nasdaq Stock Market LLC on June 9, 2020 and the registrant’s shares of Class A common stock began separate trading on the Nasdaq Stock Market LLC on July 30, 2020. As of March 23, 2021, there were 41,400,000 shares of the Company’s Class A common stock, par value $0.0001, and 10,350,000 shares of the Company’s Class B common stock, par value $0.0001, issued and outstanding. The aggregate market value of the registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2020 was $447,534,000, based on a closing price of $10.81 per Class A Common Stock on December 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our Proposed Business Combination with Talkspace (as described further herein) and related matters. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us.

Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to complete our initial business combination, including our Proposed Business Combination with Talkspace;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

We have filed a registration statement on Form S-4 with the United States Securities and Exchange Commission (the “SEC”), which includes a preliminary proxy statement and a prospectus (the “preliminary proxy statement/prospectus”), and we will file other documents regarding the Proposed Business Combination with Talkspace and the other Transactions (as defined herein). A definitive proxy statement/prospectus will also be sent to our stockholders and Talkspace’s stockholders, seeking any required stockholder approvals. We urge stockholders to carefully read the entire registration statement and proxy statement/prospectus and any other relevant documents filed with the SEC, including any amendments or supplements to these documents, because they contain important information about such transactions, including detailed descriptions of the Transactions and a discussion of historical information and risks relating to the Transactions. The documents filed by us with the SEC may be obtained free of charge at the SEC’s website at www.sec.gov.

PART I

References in this Annual Report on Form 10-K to “we,” “us,” “HEC” or the “Company” are to Hudson Executive Investment Corp., a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” are to HEC Sponsor LLC, a Delaware limited liability company. References to our “founders” are to the holders of our founder shares. References to “Talkspace” are to Groop Internet Platform, Inc. (d/b/a “Talkspace”), a Delaware corporation. References to “Talkspace, Inc.” are to HEC following the consummation of the Transactions and its name change from Hudson Executive Investment Corp. to Talkspace, Inc. References to our “Board of Directors” are to the board of directors of HEC.

Item 1.	Business.

Introduction

We are a blank check company incorporated on February 6, 2020 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. To date, our efforts have been limited to organizational activities, completion of our initial public offering (referred to herein as our “Initial Public Offering”) and the evaluation of possible business combinations, and we have neither engaged in any other operations nor generated any revenues. Based on our business activities to date, the Company is a “shell company” as defined under the Exchange Act because we have minimal operations and nominal assets consisting almost entirely of cash held in a trust account. As discussed further herein, on January 12, 2021, we announced that we had entered into a definitive merger agreement with certain entities collectively known as “Talkspace,” and we refer to our proposed merger with Talkspace throughout this Annual Report on Form 10-K as our “Proposed Business Combination.”

The Company was co-founded by Hudson Executive Capital LP (“Hudson Executive Capital”), a value-oriented, event-driven investment firm with a focus on, and experience across, the financial services and healthcare sectors, Douglas L. Braunstein, our President and Chairman, and Douglas G. Bergeron, our Chief Executive Officer. Mr. Braunstein is the Founder and a Managing Partner of Hudson Executive Capital and Mr. Bergeron is a Managing Partner. Hudson Executive Capital, which is a member of our sponsor and is our affiliate, was founded in 2015 and has a successful history investing in undervalued domestic small and mid-cap public companies with identified and actionable opportunities for value creation. Since Hudson Executive Capital’s inception, the majority of its employed capital has been focused on financial services and healthcare.

Our corporate website address is https://hudsonexecutive.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form 10-K. Potential and current stockholders should not rely on any such information in making any investment decision with respect to our securities.

Company History

On February 6, 2020, our sponsor purchased an aggregate of 8,625,000 shares of Class B common stock of the Company, par value $0.0001 per share (“Class B common stock” or “founder shares”), for an aggregate purchase price of $25,000, or approximately $0.0029 per share. Our Class B common stock will automatically convert into shares of Class A common stock of the Company, par value $0.0001 per share (“Class A common stock”), upon the completion of a business combination. On May 20, 2020, our sponsor transferred 25,000 founder shares to Amy Schulman, a director, and on June 3, 2020 our sponsor transferred 25,000 shares to Thelma Duggin, a director, resulting in the sponsor holding an aggregate of 8,575,000 founder shares. On June 8, 2020, we effected a 1:1.2 stock split of our Class B common stock, resulting in an aggregate of 10,350,000 founder shares outstanding of which 10,300,000 were held by our sponsor. The number of founder shares issued was based on the expectation that the founder shares would represent 20% of the outstanding shares of our Class A common stock and our Class B common stock (collectively, our “common stock”) upon completion of our Initial Public Offering.

On June 11, 2020, we completed our Initial Public Offering of 41,400,000 units at a price of $10.00 per unit (“units”), generating gross proceeds of $414,000,000. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant of the Company (“warrant”). Each whole warrant entitles the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to certain adjustments and conditions.

Simultaneously with the closing of the Initial Public Offering, our sponsor purchased an aggregate of 10,280,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one share of Class A common stock for $11.50 per share, at a price of $1.00 per Private Placement Warrant, or $10,280,000 in the aggregate. An aggregate of $414,000,000 from the proceeds of the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “trust account”) such that the trust account held $414,000,000 at the time of closing of the Initial Public Offering.

On July 28, 2020, we announced that, commencing on July 30, 2020, holders of the units sold in our Initial Public Offering may elect to separately trade the Class A common stock and warrants included in the units. Those units not separated will continue to trade on The NASDAQ Capital market (“Nasdaq”) under the symbol “HECCU,” and the Class A common stock and warrants that are separated will trade on the Nasdaq under the symbols “HECC” and “HECCW,” respectively. We did not issue fractional warrants upon separation of the units.

At December 31, 2020, funds held in the trust account consisted solely of cash and U.S. Treasury Bills. A portion of interest income on the funds held in the trust account may be released to us to pay tax obligations.

Recent Developments

Talkspace Merger Agreement

On January 12, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Tailwind Merger Sub I, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company (“First Merger Sub”), Tailwind Merger Sub II, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of the Company (“Second Merger Sub”) and GROOP Internet Platform, Inc. (d/b/a Talkspace), a Delaware corporation (“Talkspace”).

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Proposed Business Combination”) by which, (i) First Merger Sub will merge with and into Talkspace with Talkspace being the surviving corporation in the merger (the “First Merger”) and (ii) Second Merger Sub will merge with and into the surviving corporation with Second Merger Sub being the surviving entity in the merger (the “Second Merger” and, together with the First Merger, being collectively referred to as the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions” and the closing of the Transactions, the “Closing”). Following the Proposed Business Combination, the Company will change its name to “Talkspace, Inc.”

At the effective time of the Mergers (the “Closing Date”), all shares of common stock of Talkspace, par value $0.0001 per share (“Talkspace common stock”), and all vested options exercisable for common stock of Talkspace outstanding as of immediately prior to Closing (“Vested Talkspace Options”) will be cancelled or assumed, as applicable, and converted into the right to receive, at the election of the holders thereof, a number of shares of common stock of Talkspace, Inc., par value $0.0001 per share (“Talkspace, Inc. common stock”), (or, with respect to holders of Vested Talkspace Options, a number of Vested Talkspace Options that are outstanding as of immediately prior to the effective time of the First Merger (the “First Effective Time”) that will be assumed and converted by virtue of the First Merger into an option to purchase shares of Talkspace, Inc. common stock (“Vested HEC Options”)) or a combination of shares of Talkspace, Inc. common stock and cash (or, with respect to holders of Vested Talkspace Options, a combination of Vested HEC Options and cash), in each case, as adjusted pursuant to the terms of the Merger Agreement, which in the aggregate with any options to acquire shares of Talkspace common stock granted under the 2014 Stock Incentive Plan of Groop Internet Platform, Inc. (“Talkspace Options”), or portion thereof, to the extent such Talkspace Option (or applicable portion thereof) is outstanding and not vested as of immediately prior to the First Effective Time, to be assumed by Talkspace, Inc. and converted into an option to purchase shares of Talkspace, Inc. common stock, will equal the closing merger consideration (the “Closing Merger Consideration”), reduced by certain deductions for the parties’ transaction expenses and $72,000,000 (the “Sponsor Share Amount”). The maximum amount of cash (the “Closing Cash Consideration”) that may be paid to the pre-closing holders of shares of Talkspace stock and Vested Talkspace Options pursuant to the foregoing is equal to (i) the amount of cash held by us in the trust account (after reduction for the aggregate amount of cash payable in respect of any stockholder redemptions), plus (ii) the amounts received by us upon the consummation of the PIPE Investment (as defined below) and the transactions contemplated under the HEC Forward Purchase Agreement (as defined below), minus (iii) $250,000,000, minus (iv) the transaction expenses of the parties to the Merger Agreement. The maximum number of shares (the “Closing Share Consideration”) of Talkspace, Inc. common stock that may be issued to the pre-closing holders of Talkspace stock and Talkspace Options (including shares of Talkspace’s common stock underlying any Talkspace Options on a net exercise basis) pursuant to the foregoing is equal to a number determined by dividing (a)(i) the Closing Merger Consideration minus (ii) the Closing Cash Consideration, minus (iii) the Sponsor Share Amount, minus (iv) the transaction expenses of the parties to the Merger Agreement, by (b) $10.00. At our election, in certain circumstances the Closing Cash Consideration may be reduced (with a corresponding increase to the Closing Share Consideration) to the extent required to ensure that the business combination qualifies for the intended income tax treatment for U.S. federal income tax purposes. However, in no event shall the consideration payable in connection with the Transactions in respect of all outstanding shares of Talkspace stock and Talkspace Options (including shares of Talkspace’s common stock underlying any Talkspace Options on a net exercise basis) exceed (i) an amount in cash equal to the Closing Cash Consideration and (ii) a number of shares of Talkspace, Inc. common stock equal to the Closing Share Consideration.

The Merger Agreement contains customary representations and warranties and covenants of the parties thereto.

The Proposed Business Combination is expected to be consummated after receipt of the required approval by our stockholders and the satisfaction or waiver of certain other customary closing conditions, including the receipt of approval for listing on Nasdaq of the shares of Talkspace, Inc. common stock.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, Talkspace, Inc., the sponsor and certain former stockholders of Talkspace (the “Talkspace Holders”) will enter into an Amended and Restated Registration Rights Agreement, among Talkspace, Inc., our sponsor and certain former stockholders of Talkspace (the “Registration Rights Agreement”), pursuant to which Talkspace, Inc. will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of Talkspace, Inc. common stock and other equity securities of Talkspace, Inc. that are held by the parties thereto from time to time.

Talkspace Holders Support Agreement

In connection with the execution of the Merger Agreement, the Company, Talkspace and certain stockholders of Talkspace (the “Requisite Talkspace Stockholders”) entered into the Talkspace holders support agreement (the “Talkspace Holders Support Agreement”). Pursuant to the terms of the Talkspace Holders Support Agreement, the Requisite Talkspace Stockholders agreed to, among other things, (i) vote to adopt and approve, as soon as reasonably practicable after the registration statement in connection with the registration of Talkspace, Inc. common stock is declared effective and delivered or otherwise made available to the stockholders of the Company and Talkspace, and in any event within forty-eight hours after such registration statement is declared effective and delivered or otherwise made available to the stockholders of the Company and Talkspace, the Merger Agreement and the Transactions, in each case, subject to the terms and conditions of the Talkspace Holders Support Agreement, and (ii) take, or cause to be taken, all actions, and cooperate with other parties, to exercise the drag-along rights pursuant to and in accordance with that certain Sixth Amended and Restated Voting Agreement, dated as of May 15, 2019, by and among Talkspace, the Investors and the Key Holders (as such terms are defined therein). Each of the Requisite Talkspace Stockholders acknowledged and agreed to be bound by the transfers restrictions on its lock-up shares during the period of 180 days after the Closing Date, in each case, subject to limited exceptions as set forth in the proposed bylaws of Talkspace, Inc., effective prior to the First Effective Time and the closing of the PIPE Investment.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, we, the sponsor, Douglas Braunstein, Douglas Bergeron, Jonathan Dobres, Robert Greifeld, Amy Schulman and Thelma Duggin (the “Insiders”) and Talkspace entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”). Pursuant to the terms of the Sponsor Support Agreement, the Insiders agreed to, among other things, vote to adopt and approve the Merger Agreement and the Transactions, in each case, subject to the terms and conditions of the Sponsor Support Agreement. Each of the Insiders also agreed to certain transfers restrictions on their lock-up shares during the period of 180 days after the Closing Date, in each case, subject to limited exceptions as contemplated thereby.

Subscription Agreements

In connection with the execution of the Merger Agreement, we entered into subscription agreements with the investors participating in the PIPE Investment (the “PIPE Investors”) (collectively, the “Subscription Agreements”), pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 30,000,000 shares of Talkspace, Inc. common stock at a purchase price of $10.00 per share for an aggregate commitment of $300,000,000 (the “PIPE Investment”). The closings under the Subscription Agreements will occur substantially concurrently with the Closing, subject to, among other things, the satisfaction of each condition precedent to the Closing set forth in the Merger Agreement, all representations and warranties of the Company contained in the Subscription Agreements being true and correct in all material respects at and as of the Closing Date, satisfaction, performance and compliance by the Company and each PIPE Investor in all material respects with the covenants, agreements and conditions contained therein, and no amendment or modification of, or waiver with respect to the Company’s obligation to effect the Closing that would reasonably be expected to materially, adversely and disproportionately, as compared to other PIPE Investors, affect the economic benefits of each PIPE Investor without having received such PIPE Investor’s prior written consent. Additionally, pursuant to the Subscription Agreements, the PIPE Investors agreed to waive any claims that they may have at the Closing or in the future as a result of, or arising out of, the Subscription Agreements against the Company with respect to the trust account.

HEC Forward Purchase Agreement

In connection with the execution of the Merger Agreement, we entered into an amendment to our forward purchase agreement, dated June 8, 2020, between the Company and HEC Master Fund LP (“HEC Fund”). Pursuant to the First Amendment to the HEC Forward Purchase Agreement, dated January 12, 2021, between the Company and HEC Fund (the “HEC Forward Purchase Agreement”), HEC Fund agreed to purchase 2,500,000 forward purchase units (the “Forward Purchase Units”), for $10.00 per unit, or in exchange for an aggregate purchase price of $25,000,000, in a private placement that will close concurrently with the Closing. HEC Fund also agreed to backstop up to $25,000,000 of redemptions by our stockholders. Each Forward Purchase Unit consists of one share of Talkspace, Inc. common stock and one-half of one warrant to purchase one share of Talkspace, Inc. common stock.

Talkspace, Inc. 2021 Incentive Reward Plan

On January 11, 2021, our Board of Directors adopted, subject to stockholder approval, Talkspace, Inc.’s 2021 Incentive Award Plan for the purpose of providing a means through which to enhance the ability to attract, retain and motivate persons who make (or are expected to make) important contributions to Talkspace, Inc. by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities. Our Board of Directors believes that equity awards are necessary to remain competitive and are essential to recruiting and retaining the highly qualified employees.

Talkspace, Inc. Employee Stock Purchase Plan

On January 11, 2021, our Board of Directors adopted, subject to stockholder approval, the Employee Stock Purchase Plan (“ESPP”) for the purpose of providing a means through which to provide employees of Talkspace and its participating subsidiaries with the opportunity to purchase Talkspace, Inc. common stock at a discount through accumulated payroll deductions during successive offering periods. Our Board of Directors believes that the ESPP enhances employees’ sense of participation in performance, aligns their interests with those of stockholders, and is a necessary and powerful incentive and retention tool that benefits stockholders.

Additional Information Regarding Our Proposed Initial Business Combination

We have filed a registration statement on Form S-4 with the SEC, which includes a preliminary proxy statement/prospectus, and we will file other documents regarding the Transactions. A definitive proxy statement/prospectus will also be sent to our stockholders and Talkspace’s stockholders, seeking any required stockholder approvals. We urge stockholders to carefully read the entire registration statement and proxy statement/prospectus and any other relevant documents filed with the SEC, including any amendments or supplements to these documents, because they contain important information about such transactions, including detailed descriptions of the Transactions and a discussion of historical information and risks relating to the Transactions. The documents filed by us with the SEC may be obtained free of charge at the SEC’s website at www.sec.gov.

Other than as specifically discussed, this report does not reflect that we have entered into the Merger Agreement regarding the Proposed Business Combination or the other agreements described above.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC’s internet site (http://www.sec.gov) contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains financial statements audited and reported on by our independent registered public accountants.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to and have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used. We intend to continue to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th or (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Facilities

We currently maintain our principal executive offices at 570 Lexington Avenue, 35th Floor, New York, NY 10022 and maintain other offices as provided to us by our officers. The cost for this space is included in the $10,000 per-month aggregate fee an affiliate of our sponsor charges us for general secretarial and administrative services pursuant to an administrative services agreement between us and such affiliate of our sponsor. We believe, based on rents and fees for similar services in the relevant areas, that the fee charged by such affiliate of our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Human Capital Resources

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to the Company’s matters and intend to devote only as much time as they deem necessary to its affairs. We do not intend to have any full-time employees prior to the consummation of a business combination.

Legal Proceedings

On February 10, 2021, two purported shareholders of the Company filed actions against us and the members of our Board of Directors relating to the Mergers. On March 10, 2021, our Board of Directors received a shareholder demand letter against us and members of our Board of Directors. In each case, the shareholders allege a variety of disclosure deficiencies in our preliminary proxy statement/prospectus filed in connection with the Transactions and seek disclosures of additional information. The alleged omissions generally relate to (i) certain financial projections; (ii) certain valuation analyses performed by the Company; and (iii) alleged conflicts of interest. Plaintiffs seek to enjoin the forthcoming shareholder vote on the Mergers unless and until we disclose the allegedly omitted material information summarized above. The plaintiffs also seek damages and attorneys’ fees.

The Company cannot predict the outcome of the lawsuits or demand letter or any others that might be filed subsequent to the date of the filing of this Annual Report on Form 10-K, nor can the Company predict the amount of time and expense that will be required to resolve the lawsuits and demand letter. The Company believes that the lawsuits and demand letter are without merit and intends to vigorously defend against them.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the prospectus associated with our Initial Public Offering and the registration statement relating to our Proposed Business Combination, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We have filed a registration statement on Form S-4 with the SEC, which includes a preliminary proxy statement and a prospectus, and we will file other documents regarding the Transactions. A definitive proxy statement/prospectus will also be sent to our stockholders and Talkspace’s stockholders, seeking any required stockholder approvals. We urge stockholders to carefully read the entire registration statement and proxy statement/prospectus and any other relevant documents filed with the SEC, including any amendments or supplements to these documents, because they contain important information about such transactions, including detailed descriptions of the Transactions and a discussion of historical information and risks relating to the Transactions. The documents filed by us with the SEC may be obtained free of charge at the SEC’s website at www.sec.gov. Other than as specifically indicated, the risk factors discussed herein do not reflect our entry into the Merger Agreement with respect to the Proposed Business Combination.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

•	being a newly incorporated company with no operating history and no revenues;

•	our ability to complete our initial business combination, including our Proposed Business Combination with Talkspace, and risks arising from the uncertainty resulting from the COVID-19 pandemic;

•	our public stockholders’ ability exercise redemption rights;

•	the requirement that we complete our initial business combination within a certain time frame;

•	the possibility that Nasdaq may delist our security from trading on its exchange;

•	being declared an investment company under the Investment Company Act of 1940 (the “Investment Company Act”);

•	complying with changing laws and regulations;

•	our ability to select an appropriate target business or businesses and the performance of such target business or businesses;

•	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;

•	the issuance of additional Class A common stock in connection with a business combination that may dilute the interest of our existing shareholders;

•	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our ability to obtain additional financing to complete our initial business combination;

•	our ability to amend the terms of our warrants in a manner that may be adverse to holders;

•	our ability to redeem unexpired warrants prior to their exercise;

•	our public securities’ potential liquidity and trading; and

•

provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirements. Except for as required by applicable law or stock exchange requirements, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our common stock do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Until we enter into an agreement with respect to an initial business combination, you will not be provided with an opportunity to evaluate the specific merits or risks of such initial business combination. Since our Board of Directors may complete a business combination without seeking stockholder approval, the holders of shares of our Class A common stock sold as part of the units in the Initial Public Offering (“public shares”) may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, our public stockholders’ only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our founders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Following the completion of our Initial Public Offering, our founders own 20% of our outstanding common stock. Our founders and management team also may from time to time purchase Class A common stock on the open market prior to our initial business combination. Our amended and restated certificate of incorporation (our “certificate of incorporation”) provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, assuming the affirmative vote of our founder shares, we would need 15,525,001, or 37.5%, of the 41,400,000 currently outstanding public shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our founders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting commissions payable to the underwriters of our Initial Public Offering will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months from the closing date of our Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing date of our Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak and the status of debt and equity markets.

The COVID-19 outbreak has resulted in, and a significant outbreak of other infectious diseases could also result in, a global health crisis that could adversely affect economies and financial markets worldwide, and specifically the business of any potential target business with which we consummate a business combination if we are unable to complete the Proposed Business Combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination if we are unable to complete the Proposed Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, including the efficacy and adoption of recently developed vaccines with respect to COVID-19. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity or third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may not be able to complete our initial business combination within 24 months of the closing date of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing date of our Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, founders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, founders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our sponsor, founders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

Our public stockholders do not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investment, shareholders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing date of our Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination within 24 months from the closing date of our Initial Public Offering, subject to applicable law and as further described herein. In addition, if we do not complete an initial business combination within 24 months from the closing date of our Initial Public Offering, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months from the closing date of our Initial Public Offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate their investment, public stockholders or warrantholders may be forced to sell their public shares or warrants, potentially at a loss.

If the net proceeds of our Initial Public Offering that are not being held in the trust account are insufficient to allow us to operate for at least the 24 months after the closing date of our Initial Public Offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we would depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds from our Initial Public Offering, approximately $1,178,000 is available to us as of December 31, 2020 outside the trust account to fund our working capital requirements. We believe that, as of December 31, 2020, the funds available to us outside of the trust account are sufficient to allow us to operate for at least the 24 months following the closing date of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, with respect to a redemption of their public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriters of our Initial Public Offering did not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement which is filed as an exhibit to this Annual Report on Form 10-K, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the aggregate value of the assets held in the trust account such that the per share redemption amount received by public stockholders may be less than your anticipated per share redemption amount.

The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. While short-term U.S. government treasury bills currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per share redemption amount that may be received by public stockholders.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not currently subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business plan is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our current or anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to our trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering; and (iii) absent an initial business combination within 24 months from the closing of our Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, holders of our securities will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target are not limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including financial services. Our certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Until we select or approach any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure holders of our securities that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure holders of our securities that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all the funds from the sale of the Forward Purchase Units to be used as part of the consideration to the sellers in the initial business combination. If the sale of the Forward Purchase Units fails to close, we may lack sufficient funds to consummate our initial business combination.

In connection with the execution of the Merger Agreement, we entered into an amendment to our forward purchase agreement, dated June 8, 2020, between the Company and HEC Fund. Pursuant to the First Amendment to the HEC Forward Purchase Agreement, HEC Fund agreed to purchase 2,500,000 Forward Purchase Units, for $10.00 per unit, or in exchange for an aggregate purchase price of $25,000,000, in a private placement that will close concurrently with the Closing. HEC Fund also agreed to backstop up to $25,000,000 of redemptions by our stockholders. The proceeds from the sale of these Forward Purchase Units, together with the backstop commitments and amounts available to us from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by us in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financing are sufficient for such cash requirements, fewer than 5,000,000 Forward Purchase Units may be purchased.

HEC Fund’s obligation to purchase the Forward Purchase Units will be subject to fulfillment of customary closing conditions, including that our initial business combination must be consummated substantially concurrently with the purchase of the Forward Purchase Units. If the sale of the Forward Purchase Units does not close for any reason, including by reason of the failure to fund the purchase price, for example, we may lack sufficient funds to consummate our initial business combination.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure holders of our securities that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure investors that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm which is a member of FINRA that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. At December 31, 2020, there were 338,600,000 and 9,650,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance. Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our certificate of incorporation. At December 31, 2020, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our Initial Public Offering or (y) amend the foregoing provisions. These provisions of our certificate of incorporation, like all provisions of our certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of our existing investors;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•

could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our founders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination (including the forward purchase shares but not the forward purchase warrants), excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any Private Placement Warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the founders are only issued an aggregate of 20% of the total number of shares to be outstanding prior to an initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering, the sale of the Private Placement Warrants and the sale of the Forward Purchase Units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our Initial Public Offering and the private placement of warrants provided us with $414,000,000 that we may use to complete our initial business combination (after taking into account deferred underwriting commissions being held in the trust account). The proceeds from the sale of the Forward Purchase Units will provide us an additional $50,000,000. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. In addition, our certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination within 24 months of the closing date of our Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the Delaware General Corporation Law (“DGCL”) or applicable stock exchange rules. Our founders, who collectively beneficially own 20% of our common stock, may participate in any vote to amend our certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which our stockholders do not agree. Our stockholders may pursue remedies against us for any breach of our certificate of incorporation.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to written agreements with us, that they will not propose any amendment to our certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing date of our Initial Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements entered into in connection with our Initial Public Offering may be amended without stockholder approval.

Each of the agreements entered into in connection with our Initial Public Offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements include the letter agreement among us and our founders, sponsor, officers and directors; the registration rights agreement among us and our founders; the Private Placement Warrants purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement contains certain lock-up provisions with respect to the founder shares, Private Placement Warrants and other securities held by our founders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our Board of Directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our Board of Directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our Board of Directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our founders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Although we believe that the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants and the forward purchase securities will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants and the forward purchase securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination.

We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to our Securities

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing date of our Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing date of our Initial Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing date of our Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A common stock or certain exemptions are available.

If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units.

We are not registering the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

Holders of warrants may only be able to exercise their public warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer shares of Class A common stock from such exercise than if they were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, warrant holders would receive fewer shares of Class A common stock from such exercise than if they were to exercise such warrants for cash.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our stockholder’s equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are currently listed on Nasdaq, our units, Class A common stock and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Holders of our securities are not be entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K after the closing date of our Initial Public Offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if we became subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we do not intend to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Our founders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our founders own 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our certificate of incorporation. If our founders purchase any additional Class A common stock in the market or in privately negotiated transactions, this would increase their control. Neither our founders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board of Directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board of Directors, only a minority of the Board of Directors will be considered for election and our founders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our founders will continue to exert control at least until the completion of our initial business combination. The forward purchase shares will not be issued until completion of our initial business combination, and, accordingly, will not be included in any stockholder vote until such time.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to our Initial Public Offering, (ii) adjusting the provisions relating to cash dividends on shares of common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force holders of the warrants to (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the Private Placement Warrants will be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.

In connection with our Initial Public Offering, we issued warrants to purchase 20,700,000 Class A common shares and an aggregate of 10,280,000 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustments. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

In the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board of Directors and the ability of the Board of Directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The grant of registration rights to our founders and holders of our Private Placement Warrants and forward purchase securities may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to the registration rights agreement which was entered into in connection with the closing of our Initial Public Offering and is filed as exhibit to this Annual Report on Form 10-K, our founders and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants, holders of our forward purchase securities and their permitted transferees can demand that we register the forward purchase shares and the forward purchase warrants (and the underlying Class A common stock) and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the Private Placement Warrants and the Class A common stock issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our

Class A common stock that is expected when the shares of common stock owned by our founders, holders of our Private Placement Warrants, holders of our working capital loans or holders of our forward purchase securities or their respective permitted transferees are registered.

Risks Relating to Our Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise with respect to our business combinations and certain other transactions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such entity provides.

We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such entity a fee in an amount that constitutes a market standard for comparable transactions. Pursuant to any such engagement, such entity may earn its fee upon closing of the initial business combination. The payment of such fee would likely be conditioned upon the completion of the initial business combination. Therefore, such entities may have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice such entity provides us, which advice would contribute to our decision on whether to pursue a business combination with any particular target.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We currently do not and do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so, or we may acquire a target business through an affiliated joint acquisition with one or more affiliates of Hudson Executive Capital and/or one or more investors in Hudson Executive Capital or one of its affiliates. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On February 14, 2020, our sponsor purchased an aggregate of 8,625,000 founder shares in exchange for a capital contribution of $25,000, or approximately $0.0029 per share. On June 8, 2020, we effected a 1:1.2 stock split of our Class B Common Stock, resulting in an aggregate of 10,350,000 founder shares outstanding of which 10,300,000 were held by our sponsor. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of our Initial Public Offering would be a maximum of 41,400,000 units, and therefore that such founder shares would represent 20% of the outstanding shares after our Initial Public Offering. As a result of the underwriter’s election to fully exercise their over-allotment option, 1,350,000 founder shares are no longer subject to forfeiture and our sponsor maintained its holding of 10,300,000 founder shares. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 10,280,000 Private Placement Warrants, each exercisable for one share of Class A common stock at $11.50 per share, subject to adjustments, for an aggregate purchase price of $10,280,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary from the closing date of our Initial Public Offering nears, which is the deadline for our completion of an initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risk Factors Related to Legal Proceedings and Potential Conflicts of Interest

Legal proceedings in connection with the Proposed Business Combination, the outcomes of which are uncertain, could delay or prevent the completion of the Proposed Business Combination.

In connection with the Proposed Business Combination, certain of our stockholders have filed lawsuits and other stockholders have threatened to file lawsuits alleging breaches of fiduciary duty and violations of the disclosure requirements of the Exchange Act. We intend to defend the matters vigorously. These cases are in the early stages and we are unable to reasonably determine the outcome or estimate any potential losses, and, as such, have not recorded a loss contingency.

Additional lawsuits may be filed against us or our directors and officers in connection with the Proposed Business Combination. Defending such additional lawsuits could require us to incur significant costs and draw the attention of our management team away from the Proposed Business Combination. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Proposed Business Combination is consummated may adversely affect the post-combination company’s business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the business combination from becoming effective within the agreed upon timeframe.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Our sponsor and directors and officers and their respective affiliates are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Mr. Braunstein and Mr. Bergeron have formed and are actively engaged in Hudson Executive Investment Corp. II (“HEIC II”), a special purpose acquisition company, which completed its initial public offering in January 2021, and Hudson Executive Investment Corp. III (“HEIC III”), a special purpose acquisition company, which completed its initial public offering in February 2021. Additionally, certain of our other officers and directors serve as officers and directors of HEIC II and HEIC III and owe fiduciary duties under applicable law to HEIC II and HEIC III. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, HEIC II, HEIC III, investment funds, accounts and co-investment vehicles. Accordingly, subject to their fiduciary duties under applicable law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which they have then current fiduciary or contractual obligations, they will need to honor their fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance” in this Annual Report on Form 10-K. Such entities, including HEIC II and HEIC III, may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities.

Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may pursue an affiliated joint acquisition opportunity with one or more affiliates of Hudson Executive Capital and/or one or more investors in Hudson Executive Capital or one of its affiliates. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have a limited basis on which to evaluate our ability to achieve our business objective.

We are a blank check company established under the laws of the State of Delaware with no operating results and minimal operating history. Because we lack a substantial operating history, you have a limited basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We may not be able to complete a business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Provisions in our certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our principal executive offices at 570 Lexington Avenue, 35th Floor, New York, NY 10022 and maintain other offices as provided to us by our officers. The cost for this space is included in the $10,000 per-month aggregate fee an affiliate of our sponsor charges us for general secretarial and administrative services pursuant to an administrative services agreement between us and such affiliate of our sponsor. We believe, based on rents and fees for similar services in the relevant areas, that the fee charged by such affiliate of our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings.

On February 10, 2021, two purported shareholders of the Company filed actions against us and the members of our Board of Directors relating to the Mergers. On March 10, 2021, our Board of Directors received a shareholder demand letter against us and members of our Board of Directors. In each case, the shareholders allege a variety of disclosure deficiencies in our preliminary proxy statement/prospectus filed in connection with the Transactions and seek disclosures of additional information. The alleged omissions generally relate to (i) certain financial projections; (ii) certain valuation analyses performed by the Company; and (iii) alleged conflicts of interest. Plaintiffs seek to enjoin the forthcoming shareholder vote on the Mergers unless and until we disclose the allegedly omitted material information summarized above. The plaintiffs also seek damages and attorneys’ fees.

The Company cannot predict the outcome of the lawsuits or demand letter or any others that might be filed subsequent to the date of the filing of this Annual Report on Form 10-K, nor can the Company predict the amount of time and expense that will be required to resolve the lawsuits and demand letter. The Company believes that the lawsuits and demand letter are without merit and intends to vigorously defend against them.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units began trading on Nasdaq under the symbol “HECCU” on June 9, 2020. On July 28, 2020, we announced that holders of our units could elect to separately trade the Class A common stock and warrants included in the units. On July 30, 2020, our Class A common stock and warrants became available for separate trading on Nasdaq under the symbols “HECC” and “HECCW” respectively.

Holders

At March 23, 2021, there was 1 holder of record of our units, 1 holder of record of our separately traded Class A common stock, 3 holders of record of our Class B common stock, and 1 holder of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our Class A common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6.	Selected Financial Data.

The following table summarizes selected historical financial data and should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

For the Period from February 6, 2020 (inception) through December 31, 2020
Income Statement Data:
Loss from operations	$(1,776,306)
Net loss	(1,558,095)
Basic and diluted net loss per share, Class B non-redeemable common stock	(0.15)

As of December 31, 2020
Balance Sheet Data:
Cash	$1,178,377
Marketable securities held in trust account	414,228,281
Total assets	415,525,183
Class A common stock subject to possible redemption	39,439,372
Total stockholders’ equity	5,000,003

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We have filed a registration statement on Form S-4 with the SEC, which includes the preliminary proxy statement/prospectus, and we will file other documents regarding the Transactions. A definitive proxy statement/prospectus will also be sent to our stockholders and Talkspace’s stockholders, seeking any required stockholder approvals. We urge stockholders to carefully read the entire registration statement and proxy statement/prospectus and any other relevant documents filed with the SEC, including any amendments or supplements to these documents, because they contain important information about the proposed transactions, including detailed descriptions of the Transactions and a discussion of historical information and risks relating to the Transactions. The documents filed by us with the SEC may be obtained free of charge at the SEC’s website at www.sec.gov.

Overview

We are a blank check company incorporated on February 6, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering, the sale of the Private Placement Warrants that occurred simultaneously with the completion of our Initial Public Offering and the sale of the Forward Purchase Units, the sale of shares in a private placement to certain investors (including the PIPE Investment), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Merger Agreement

On January 12, 2021, we entered into the Merger Agreement.

Pursuant to the Merger Agreement, the parties thereto will enter into the Proposed Business Combination by which, (i) First Merger Sub will merge with and into the Company with the Company being the surviving corporation in the First Merger and (ii) Second Merger Sub will merge with and into the surviving corporation with Second Merger Sub being the surviving entity in the Second Merger.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger:

(a)

All shares of common stock and preferred stock of Talkspace and all vested options exercisable for common stock of Talkspace, in each case, outstanding immediately prior to the effective time of the First Merger, will be cancelled in exchange for the right to receive, at the election of the holders thereof, a number of shares of our common stock or a combination of shares of our common stock and cash, in each case, as adjusted pursuant to the Merger Agreement, which in the aggregate with the options to acquire common stock of Talkspace to be assumed by us in exchange for options to acquire our common stock, will be equal to the Closing Merger Consideration;

(b)

The Closing Cash Consideration that may be paid to pre-closing holders of Talkspace’s stock and vested options pursuant to the foregoing is equal to (i) the amount of cash held by us in our trust account (after reduction for the aggregate amount of cash payable in respect of any HEC stockholder redemptions), plus (ii) the amounts received by us upon consummation of the PIPE Investment and the transactions contemplated under the HEC Forward Purchase Agreement, (iii) $250,000,000, minus (iv) the transaction expenses of the parties to the Merger Agreement;

(c)

The maximum number of shares of our common stock that may be issued to pre-closing holders of the Talkspace’s stock and options, including our common stock underlying any assumed options, pursuant to the foregoing is equal to a number determined dividing (a) (i) the Closing Merger Consideration minus (ii) the Closing Cash Consideration, minus (iii) the Sponsor Share Amount, minus (iv) the transaction expenses of the parties to the Merger Agreement, by (b) $10.00.

Additionally, on January 12, 2021, concurrently with the execution of the Merger Agreement, we entered into the Subscription Agreements with the PIPE Investors, pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 30,000,000 shares of our common stock for an aggregate purchase price equal to $300 million. The PIPE Investment will be consummated substantially concurrently with the Closing. The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (i) the termination of the Merger Agreement in accordance with its terms, (ii) the mutual written agreement of the parties to such Subscription Agreement, (iii) the failure to satisfy any of the closing conditions set forth in such Subscription Agreements by the closing date, or (iv) the failure to close within seven months from the date of signing.

The parties to the Merger Agreement have made customary representations, warranties and covenants, including, among others, with respect to the conduct of the businesses of Talkspace and HEC during the period between execution of the Merger Agreement and the consummation of the Proposed Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, following the Initial Public Offering, identifying a target company for a business combination and completing activities related to the Merger Agreement. We do not expect to generate any operating revenues until after the completion of an initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial business combination.

For the period from February 6, 2020 (inception) through December 31, 2020, we had a net loss of $1,558,095, which consists of operating costs of $1,776,306 and a provision for income taxes of $10,070, offset by interest income on marketable securities held in the trust account of $228,281.

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

For the period from February 6, 2020 (inception) through December 31, 2020, cash used in operating activities was $261,316. Net loss of $1,558,095 was affected by interest earned on marketable securities held in the trust account of $228,281, formation costs paid by our sponsor of $2,125 and changes in operating assets and liabilities.

As of December 31, 2020, we had cash and marketable securities held in the trust account of $414,228,281. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the period ended December 31, 2020, we did not withdraw any interest income from the trust account.

As of December 31, 2020, we had $1,178,377 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

We have until June 11, 2022 to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, we may require additional capital or there may be a mandatory liquidation and subsequent dissolution. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. We cannot provide assurance that new financing will be available to us on commercially acceptable terms, if at all. Management has determined that the liquidity condition, should an initial business combination not occur, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with un entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative services to us. We began incurring these fees on June 8, 2020 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $14,490,000 in the aggregate. The deferred fee will be forfeited by the underwriters in the event that the Company fails to complete an initial business combination, subject to the terms of the underwriting agreement.

In addition, we entered into a forward purchase agreement with HEC Fund pursuant to which HEC Fund committed to purchase from us up to 5,000,000 Forward Purchase Units, for $10.00 per unit, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of an initial business combination. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to us from the trust account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by us in connection with the initial business combination, will be used to satisfy the cash requirements of the initial business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the trust account and other financing are sufficient for such cash requirements, HEC Fund may purchase less than 5,000,000 Forward Purchase Units. In addition, HEC Fund’s commitment under the forward purchase agreement will be subject to approval, prior to us entering into a definitive agreement for an initial business combination, of its investment committee. Pursuant to the terms of the forward purchase agreement, HEC Fund will have the option to assign its commitment to one of its affiliates and up to $2,500,000 to members of our management team. The forward purchase shares will be identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights. The forward purchase warrants will have the same terms as the Private Placement Warrants so long as they are held by HEC Fund or its permitted assignees and transferees.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the united States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2020, we were not subject to any market or interest rate risk. The net proceeds received into the trust account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Douglas L. Braunstein	60	President, Chairman of the Board of Directors
Douglas G. Bergeron	60	Chief Executive Officer and Director
Jonathan Dobres	43	Chief Financial Officer
Robert Greifeld	63	Independent Director
Amy Schulman	60	Independent Director
Thelma Duggin	71	Independent Director

Our directors and executive officers are as follows:

Douglas L. Braunstein is our President and Chairman of the Board of Directors. Mr. Braunstein currently serves as the President and Chairman of the Board of Directors of HEIC II and HEIC III, each of which is a blank check company whose sponsor is an affiliate of Hudson Executive Capital. Additionally, Mr. Braunstein is the Founder and a Managing Partner of Hudson Executive Capital, which is a member of our sponsor and is our affiliate. Prior to founding Hudson Executive Capital, Douglas L. Braunstein was the Chief Financial Officer of JPMorgan Chase & Co., or JPMorgan Chase, from 2010 to 2012 and its Vice Chairman from 2013 to 2015. In the role of Chief Financial Officer, Mr. Braunstein led the firm’s global financial operations and navigated the evolving legislative and regulatory landscape in the immediate post-financial crisis environment and served on the firm’s Operating Committee. Prior to his role as Chief Financial Officer of JP Morgan Chase, Mr. Braunstein served in several other leadership roles during his approximately twenty-year career at JPMorgan Chase, including Head of Investment Banking in the Americas, responsible for investment banking and corporate finance in the U.S., Canada and Latin America, Head of Global M&A and Global Industry Coverage and Head of Healthcare Investment Banking, as well as serving on the Investment Bank Management Committee for over ten years.

Douglas G. Bergeron is our Chief Executive Officer and a Director. Mr. Bergeron currently serves as the Chief Executive Officer and Director of HEIC II and HEIC III, each of which is a blank check company whose sponsor is an affiliate of Hudson Executive Capital. Additionally, Mr. Bergeron is a Managing Partner of Hudson Executive Capital. Prior to joining Hudson Executive Capital, Douglas G. Bergeron founded DGB Investments, a diversified holding company of technology investments, in 2013. Mr. Bergeron’s expertise in the financial services sector, FinTech in particular, and the technology industry spans over 35 years, including 12 years as the Chief Executive Officer of Verifone Systems, Inc., a provider of technology for electronic payment transactions and value-added services at the point-of-sale. In 2001, Mr. Bergeron led the acquisition of Verifone, in partnership with the private equity firm The Gores Group, from Hewlett Packard for $50 million and was named Verifone’s Chief Executive Officer. The following year, Mr. Bergeron partnered with GTCR, another private equity firm, to acquire Verifone from The Gores Group, and continued as Chief Executive Officer of Verifone. Prior to leading Verifone, Mr. Bergeron held several senior roles at SunGard Data Systems and ultimately became Chief Executive Officer of SunGard Brokerage Systems Group and President of SunGard Futures Systems, which provided software and services to a variety of trading institutions, banks, futures brokerages, derivatives exchanges and clearing and settlement services providers.

Jonathan Dobres has been our Chief Financial Officer since February 2020. Mr. Dobres currently serves as the Chief Financial Officer of HEIC II and HEIC III, each of which is a blank check company whose sponsor is an affiliate of Hudson Executive Capital. Additionally, Mr. Dobres is currently an investment professional at Hudson Executive Capital. Prior to joining Hudson Executive Capital, Mr. Dobres was a Managing Director of Flexis Capital LLC, a private equity firm concentrating on middle market investments. Additionally, Mr. Dobres has been a Vice President at P. Schoenfeld Asset Management, a multi-strategy hedge fund from April 2008 to

June 2009 and a Vice President in the Technology, Media & Telecommunications Investment Banking group at Bear, Stearns & Co. from August 2005 to April 2008. From August 2002 to August 2005, Mr. Dobres was an attorney in the financial services group at Sullivan & Cromwell LLP. He received his B.B.A. from Emory University in 1999 and his J.D. from Georgetown University Law Center in 2002.

Robert Greifeld is a director. Mr. Greifeld is currently the Chairman of Virtu Financial, a leading financial technology and trading firm, Managing Partner and Co-Founder at Cornerstone Investment Capital, a financial technology investment firm, and a Board Member at Capital Rock and Financeware. Mr. Greifeld previously served as Chairman of the Board of Directors of Nasdaq from January 2017 until May 2017 and as a Chief Executive Officer of Nasdaq from 2003 to 2016. During his tenure, he quadrupled revenue and increased market value over 20 times. Prior to joining Nasdaq, Mr. Greifeld was an Executive Vice President with SunGard Data Systems and a District Manager for Unisys. Mr. Greifeld founded and chairs the USA Track & Field Foundation, which supports emerging athletes and inner-city youth athletics. Mr. Greifeld is a member of the NYU Stern Board of Overseers and a CNBC Contributor. Mr. Greifeld holds a Masters in Business from New York University, Stern School of Business, and a B.A. in English from Iona College.

Amy Schulman is a director. Ms. Schulman has been a managing partner at Polaris Partners, a healthcare and technology focused investment fund where she focuses on investments in healthcare companies, since August 2014. She also manages the LS Polaris Innovation Fund, which was formed in 2017 to accelerate the commercial and therapeutic potential of early-stage academic research. In addition, Ms. Schulman currently serves as a director of Cyclerion Therapeutics (Nasdaq: CYCN), Alnylam Pharmaceuticals (Nasdaq: ALNY), Dewpoint Therapeutics, Kallyope, Volastra, Fractyl Laboratories, Glympse Bio, Candesant, Cardurion, Thirty Madison and ByHeart. She currently serves as the executive chair of SQZ Biotech, as well as Lyndra Therapeutics, where she was co-founder and the company’s initial CEO. When she joined Polaris, she assumed the role of CEO of Arsia Therapeutics, a Polaris-backed company later acquired by Eagle Pharmaceuticals. Prior to joining Polaris, Ms. Schulman was the general counsel of Pfizer, president of Pfizer Nutrition. Ms. Schulman is currently a Senior Lecturer at Harvard Business School and has previously served as a director of Ironwood Pharmaceuticals, Quentis Therapeutics, Suono Bio, BIND Therapeutics, Inc., Blue Buffalo Pet Products, Inc. and Olivo Laboratories. She is a Phi Beta Kappa graduate of Wesleyan University and earned her J.D. from Yale Law School in 1989.

Thelma Duggin is a director. Ms. Duggin has been the President of the AnBryce Foundation, which provides long-term academic and leadership enrichment programs to underserved youth, since May 2010. Prior to her role with the AnBryce Foundation, Ms. Duggin served as a Senior Vice President for the public sector line of business at UnitedHealth Group (NYSE: UNH) from 2002 to 2010. She spent more than 15 years with AmeriChoice, before they were acquired by UnitedHealth Group, in various senior management positions including CEO of its largest health plans, AmeriChoice of New York and AmeriChoice of New Jersey. Ms. Duggin is a Trustee of the Aspen Institute and a member of the Woodrow Wilson International Center for Scholars Board of Trustees. Ms. Duggin is also secretary and board member of Somatus, a kidney disease care provider company. Ms. Duggin has been a Resident Fellow at the John F. Kennedy School of Government at Harvard University and the General Management Program at Harvard Business School. She received her B.S. from Edgewood College and an honorary doctorate from Morris Brown College.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Ms. Schulman and Mr. Greifeld, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Braunstein and Ms. Duggin, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Bergeron, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Subject to any other special rights applicable to our stockholders, any vacancies on the Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of the Board of Directors that includes any directors representing the sponsor then on the Board of Directors, or by a majority of the holders of our founder shares.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. The Board of Directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by our Board of Directors.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we pay an affiliate of our sponsor $10,000 per month for office space and secretarial and administrative services provided to members of our management team. In addition, our sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from (i) funds held outside the trust account or (ii) interest earned on the trust account and released to us to pay our taxes. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our Board of Directors has two standing committees: an audit committee and a compensation committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our Board of Directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Mr. Braunstein, Ms. Duggin and Ms. Schulman, and Mr. Braunstein serves as the chair of the audit committee. Each member of the audit committee is financially literate and our Board of Directors has determined that each member qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exception described below. Ms. Duggin and Ms. Schulman are independent. Because we listed our securities on Nasdaq in connection with our Initial Public Offering, we have until June 8, 2021, one year from the effective date of the registration statement related to our Initial Public Offering, to have our audit committee be comprised solely of independent members. We intend to identify one additional independent director to serve on the audit committee prior to June 8, 2021, at which time Mr. Braunstein will resign from the committee. We expect such additional director to enter into a letter agreement substantially similar to the letter agreement that was signed by our directors in connection with our Initial Public Offering.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•	overseeing the independent auditor, including retention, assessment of independence, evaluation of quality and performance and oversight of the work of the independent auditor;

•	reviewing and discussing with management and the independent auditor financial statements and other financial disclosures;

•

reviewing and discussing with management and the independent auditor (i) the quality and integrity of the financial statements, (ii) before the issuance of the audit report, the financial statements and related notes and (iii) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” proposed to be included in the Company’s Annual Reports on Form 10-K, and annually preparing an audit committee report for inclusion where necessary in the proxy statement/prospectus relating to the annual meeting of stockholders and/or annual report of the Company;

•

reviewing and discussing with management and the independent auditor the quarterly financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” proposed to be included in the Company’s Quarterly Reports on Form 10-Q;

•

discussing with management and the independent auditor and, prior to issuance, reviewing and approving the Company’s earnings releases, including the financial information, use of any “pro forma” or “adjusted” non-GAAP information, and earnings guidance (if such is provided) to be disclosed in such releases; and reviewing on a quarterly basis all payments made to the sponsor, officers or directors, or to the Company’s or their affiliates;

•	providing oversight of management’s design and maintenance of the Company’s internal control over financial reporting and disclosure controls and procedures;

•

reviewing and discussing with management and the independent auditor the certifications and any related disclosures made by the Company’s Chief Executive Officer and Chief Financial Officer in the Company’s periodic reports about the results of their evaluation of the effectiveness of disclosure controls and procedures and any significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting, and any fraud involving management or other employees who have a significant role in the Company’s internal control over financial reporting, prior to the filing of the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q;

•

reviewing with the independent auditor the responsibilities, budget, staffing, effectiveness and performance of the internal audit function, if any, including the structure, qualification and activities of the internal audit function and the scope of internal audit responsibilities in relation to the independent auditor’s duties;

•	establishing clear policies regarding the hiring of employees and former employees of the Company’s independent auditor;

•

reviewing and discussing with management, the head of the internal audit function, if any, and the independent auditor any significant risks or exposures and the Company’s policies and processes with respect to risk assessment, and assessing the steps management has taken to monitor and control such risks, except with respect to those risks for which oversight has been assigned to other committees of the Board or has been retained by the Board;

•	reviewing the Company’s annual disclosures concerning the role of the Board in the risk oversight of the Company;

•

reviewing and assessing with the chairman, co-chairman or co-executive chairman of the Board or outside counsel, as appropriate, legal and regulatory matters that may have a material impact on the Company’s financial statements;

•

reviewing and recommending for Board approval the code of business conduct and ethics and any other appropriate compliance policies, and reviewing requests for waivers under the code of business conduct and ethics sought with respect to any executive officer or director;

•

reviewing annually with the chairman, co- chairman or co-executive chairman of the Board or outside counsel, as appropriate, the scope, implementation and effectiveness of the ethics and compliance program, and any significant deviations by officers and employees from the code of business conduct and ethics or other compliance policies, and other matters pertaining to the integrity of management;

•

establishing “whistleblowing” procedures for (i) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and (ii) the confidential, anonymous submission by the Company’s employees of concerns regarding questionable accounting or auditing matters;

•

reviewing and approving the Company’s decision to enter into swaps and other derivative transactions that are exempt from exchange-execution and clearance requirements under “end-user exception” regulations, and reviewing and discussing with management applicable Company policies governing the Company’s use of swaps subject to the “end-user exception”;

•

reviewing and, if appropriate, approving or ratifying any related person transactions and other significant conflicts of interest, in each case in accordance with the Company’s code of business conduct and ethics and related party transactions policy;

•

conducting an annual self-evaluation of the performance of the committee, including its effectiveness and compliance with its charter, and recommending to the Board such amendments of its charter as the committee deems appropriate; and

•

reporting regularly to the Board on committee findings and recommendations and any other matters the committee deems appropriate or the Board requests, and maintaining minutes or other records of committee meetings and activities.

Compensation Committee

The members of our compensation committee are Mr. Greifeld and Ms. Schulman and Mr. Greifeld serves as chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee comprised entirely of independent directors. Ms. Schulman and Mr. Greifeld are independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	establishing and reviewing the objectives of the Company’s management compensation programs and its basic compensation policies;

•

reviewing and approving corporate goals and objectives relevant to the compensation of the Chief Executive Officer and other executive officers, including annual and long-term performance goals and objectives;

•	reviewing and approving, subject to such further action of the Board as the Board shall determine, any employment, compensation, benefit or severance agreement with any executive officer;

•

evaluating at least annually the performance of the Chief Executive Officer and other executive officers against corporate goals and objectives, including the annual performance objectives and, based on this evaluation, determining and approving, subject to such further action of the Board as the Board shall determine, the compensation (including any awards under any equity-based compensation or non-equity-based incentive compensation plan of the Company and any material perquisites) for the executive officers based on this evaluation;

•

determining and approving the compensation level (including any awards under any equity-based compensation or non-equity-based incentive compensation plan of the Company and any material perquisites) for other members of senior management of the Company as the committee or the Board may from time to time determine to be appropriate;

•

reviewing at least annually the compensation of other employees as the committee determines to be appropriate (including any awards under any equity-based compensation or non-equity-based incentive compensation plan of the Company and any material perquisites);

•

reviewing on a periodic basis the Company’s management compensation programs, including any management incentive compensation plans as well as plans and policies pertaining to perquisites, to determine whether they are appropriate, properly coordinated and achieve their intended purpose(s), and recommending to the Board any appropriate modifications or new plans, programs or policies;

•

reviewing, approving and recommending to the Board the adoption of any equity-based compensation plan for employees of, or consultants to, the Company and any modification of any such plan, and reviewing at least annually the awards made pursuant to such plans;

•

administering the Company’s equity-based compensation plans for employees of and consultants to the Company as provided by the terms of such plans, including authorizing all awards made pursuant to such plans;

•	reviewing, approving and recommending to the Board the adoption of any employee retirement plan, and other material employee benefit plan, and any material modification of any such plan;

•	reviewing at least annually (i) the Company’s compensation policies and practices for executives, management employees and employees generally to assess whether such policies and practices could lead to excessive risk taking behavior and (ii) the manner in which any risks arising out of the Company’s compensation policies and practices are monitored and mitigated and adjustments necessary to address changes in the Company’s risk profile;

•

with respect to any compensation consultant who has been engaged to make determinations or recommendations on the amount or form of executive or director compensation: (i) annually, or from time to time as the committee deems appropriate, assessing whether the work of any such compensation consultant (whether retained by the compensation committee or management) has raised any conflicts of interest; and (ii) reviewing the engagement and the nature of any additional services provided by such compensation consultant to the committee or to management, as well as all remuneration provided to such consultant;

•

annually, or from time to time as the committee deems appropriate and, prior to retention of any advisers to the committee, assessing the independence of compensation consultants, legal and other advisers to the committee, taking into consideration all relevant factors the committee deems appropriate to such adviser’s independence, including factors specified in the listing standards of Nasdaq;

•

reviewing and discussing with management the Compensation Discussion and Analysis disclosure required by SEC regulations and determining whether to recommend to the Board, as part of a report of the committee to the Board, that such disclosure be included in the Company’s Annual Report on Form 10-K and any proxy statement/prospectus for the election of directors; as part of this review, the committee shall consider the results of the most recent stockholder advisory vote on executive compensation (“say-on-pay” vote) required by Section 14A of the Exchange Act;

•	at least every six years or more frequently as appropriate, recommending to the Board the frequency with which the Company will conduct a say-on- pay vote;

•	reviewing the form and amount of director compensation at least annually, and making recommendations thereon to the Board;

•

overseeing and monitoring other compensation related policies and practices of the Company, including: (i) the Company’s stock ownership guidelines for directors and executive officers; (ii) compliance by management with rules regarding equity-based compensation plans for employees and consultants pursuant to the terms of such plans, and the guidelines for issuance of awards as the Board or committee may establish; and (iii) the Company’s recoupment policy and procedures;

•	overseeing stockholder communications relating to executive compensation and reviewing and making recommendations with respect to stockholder proposals related to compensation matters;

•

conducting an annual self-evaluation of the performance of the committee, including its effectiveness and compliance with its charter, and recommending to the Board such amendments of its charter as the committee deems appropriate;

•

reporting regularly to the Board on committee findings and recommendations and any other matters the committee deems appropriate or the Board requests, and maintaining minutes or other records of committee meetings and activities;

•

from and after the completion of the Company’s initial business combination, in consultation with the Chief Executive Officer, annually reporting to the Board on succession planning, which shall include emergency Chief Executive Officer succession, Chief Executive Officer succession in the ordinary course and succession for other members of senior management, working with the entire Board to evaluate potential successors to the Chief Executive Officer; and

•	undertaking such other responsibilities or tasks as the Board may delegate or assign to the committee from time to time.

The compensation committee charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Board of Directors.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Mr. Greifeld, Ms. Schulman and Ms. Duggin. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our Board of Directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees. We have previously filed a copy of our form of code of ethics and our audit committee charter as exhibits to the registration statement in connection with our Initial Public Offering. You can review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics by posting such information on our website rather than by filing a Current Report on Form 8-K.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. These entities, including HEIC II and HEIC III, may compete with us for acquisition opportunities. If any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Notwithstanding the foregoing, we may pursue an affiliated joint acquisition opportunity with one or more affiliates of Hudson Executive Capital and/or one or more investors in Hudson Executive Capital or one of its affiliates, to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form, or become an officer or director of, other special purpose acquisition companies similar to ours or pursue other business or investment ventures. In particular, affiliates of our sponsor currently sponsor other blank check companies: HEIC II and HEIC III. Mr. Braunstein, our President and Chairman of our Board of Directors, Mr. Bergeron, our Chief Executive Officer and a director and Mr. Dobres, our Chief Financial Officer, each serve in the same capacities for each of the foregoing companies. In addition, Ms. Schulman, our director, also serves as a director of HEIC II. HEIC II or HEIC III and any other special purpose acquisition companies that our sponsor, officers or directors may sponsor or form may present additional conflicts of interest in pursuing an acquisition target in the event that the Proposed Business Combination is not consumated. However, we do not believe that any potential conflicts with HEIC II and HEIC III would materially affect our ability to complete an initial business combination. While we expect that the determination of whether to present a particular business opportunity to us or to another blank check company affiliated with our sponsor will be made based on the amount of capital needed to consummate such business opportunity and the size of the relevant blank check company and, if applicable, the focus of the relevant blank check company, such determination will be made by our sponsor and our directors and officers in their sole discretion, subject to their applicable fiduciary duties.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Douglas G. Bergeron	Hudson Executive Capital LP	Investment Manager	Managing Partner
	HEC Management GP LLC	Investment Manager	Managing Partner
	DGB Investments	Diversified holding company	Founder
	USA Technologies, Inc.	Automated retail	Chairman of the Board
	United Language Group	Language translation/ interpretation	Chairman of the Board
	Pipeworks Studios	Video game developer	Director
	Renters Warehouse	Property management/ investment	Director

Individual	Entity	Entity’s Business	Affiliation
	HEIC II	Blank check company	Chief Executive Officer and Director
	HEIC III	Blank check company	Chief Executive Officer and Director

Douglas L. Braunstein	Hudson Executive Capital LP	Investment Manager	Managing Partner
	HEC Management GP LLC	Investment Manager	Managing Partner
	USA Technologies, Inc.	Automated retail	Director
	Cardtronics plc.	Automated consumer financial services	Director
	HEIC II	Blank check company	President, Chairman and Director
	HEIC III	Blank check company	President, Chairman and Director

Jonathan Dobres	Hudson Executive Capital LP	Investment Manager	Investment Professional
	HEIC II	Blank check company	Chief Financial Officer
	HEIC III	Blank check company	Chief Financial Officer

Thelma Duggin	AnBryce Foundation	Philanthropy	President

Robert Greifeld	Virtu Financial	Financial Services	Chairman
	Cornerstone Investment Capital	Finance Technology	Managing Partner
	Capital Rock	Financial Services	Director
	Financeware	Wealth Management	Director

Amy Schulman	HEIC II	Blank check company	Director
	SQZ Biotech	Biotechnology	Executive Chair
	Lyndra Therapeutics	Biotechnology	Executive Chair
	Polaris Partners	Investment Manager	Managing Partner
	Cyclerion Therapeutics	Biopharmaceuticals	Director
	Alnylam Pharmaceuticals	Therapeutics	Director
	Dewpoint Therapeutics	Therapeutics	Director
	Kallyope	Biotechnology	Director
	Volastra	Biotechnology	Director
	Fractyl Laboratories	Biotechnology	Director
	Glympse Bio	Biotechnology	Director
	Candesant	Biotechnology	Director
	Cardurion	Biotechnology	Director
	Thirty Madison	Healthcare	Director
	ByHeart	Infant Nutrition	Director

In addition:

•

In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated, including HEIC II and HEIC III. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•

Our founders purchased founder shares prior to the date of our Initial Public Offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of our Initial Public Offering. Our founders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the ones entered into by our founders with respect to any public shares acquired by them in or after our Initial Public Offering. Additionally, our founders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, our founders have agreed not to transfer, assign or sell any of their founder shares until the earlier of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from such lockup. Subject to certain limited exceptions, the Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and director nominees will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to such proposed business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm, that such initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. We pay an affiliate of our sponsor $10,000 per month for office space and secretarial and administrative services provided to members of our management team.

It is not assured that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, our founders have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote any founder shares they hold and any shares purchased during or after our Initial Public Offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares acquired in our Initial Public Offering or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay an affiliate of our sponsor $10,000 per month for office space and secretarial and administrative services provided to members of our management team. In addition, our sponsor, executive officers and directors, or any of their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from (i) funds held outside the trust account or (ii) interest earned on the trust account and released to us to pay our taxes. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report on Form 10-K by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers, directors and director nominees; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock
		Before Initial Public Offering	After Initial Public Offering
HEC Sponsor LLC (our sponsor)(3)	10,300,000	99.5%	20.0%
Douglas L. Braunstein(3)	—	—	—
Douglas G. Bergeron(3)	—	—	—
Jonathan Dobres	—	—	—
Thelma Duggin	25,000	*	*
Robert Greifeld	—	—	—
Amy Schulman	25,000	*	*
All officers, directors and director nominees as a group (five individuals)	50,000	*	*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 570 Lexington Avenue, 35th Floor, New York, NY 10022.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment. Excludes Class A common stock issuable pursuant to the HEC Forward Purchase Agreement, as such shares will only be issued concurrently with the closing of our initial business combination.
(3)

Our sponsor is the record holder of the shares reported herein. HEC Fund and Messrs. Braunstein and Bergeron are among the members of the sponsor and share voting and investment discretion with respect to the common stock held of record by the sponsor. Each of the Messrs. Braunstein and Bergeron disclaims any beneficial ownership of the securities held by the sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Certain other members of our management team and Hudson Executive Capital’s network are also among members of the sponsor and may be entitled to distributions of founder shares and Private Placement Warrants held by the sponsor.

Our founders beneficially own 20% of our issued and outstanding common stock. Because of this ownership block, our founders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including certain amendments to our certificate of incorporation and approval of significant corporate transactions including our initial business combination.

Our sponsor purchased an aggregate of 10,280,000 Private Placement Warrants, at a price of $1.00 per warrant, or $10,280,000 in the aggregate, in a private placement that occurred simultaneously with the closing of Initial Public Offering. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share, subject to adjustment. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from our Initial Public Offering to be held in the trust account such that $414,000,000 was held in the trust account at the closing of our Initial Public Offering. If we do not complete our initial business combination within 24 months from the closing date of our Initial Public Offering, the Private Placement Warrants will expire worthless. The Private Placement Warrants will not be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees. The initial purchasers of the Private Placement Warrants, or their permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than their initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our Initial Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our Initial Public Offering.

In addition, in connection with the execution of the Merger Agreement, we entered into the HEC Forward Purchase Agreement with HEC Fund. Pursuant to the HEC Forward Purchase Agreement, HEC Fund agreed to purchase 2,500,000 Forward Purchase Units (each Forward Purchase Unit consisting of one forward purchase share and one forward purchase warrant), for $10.00 per unit, or an aggregate amount of $25,000,000, in a private placement that will close concurrently with the closing of the Proposed Business Combination. HEC Fund also agreed to backstop up to $25,000,000 of redemptions by our stockholders. The forward purchase shares will be identical to the shares of Class A common stock included in the units sold in our Initial Public Offering, except that they will be subject to transfer restrictions and will be provided registration rights. The forward purchase warrants will have the same terms as the Private Placement Warrants issued to the sponsor in connection with our Initial Public Offering so long as they are held by HEC Fund or its permitted assignees and transferees.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In February 2020, our sponsor purchased an aggregate of 8,625,000 shares of our Class B common stock for an aggregate purchase price of $25,000, or approximately $0.0029 per share. On June 8, 2020, we effected a

1:1.2 stock split of our Class B common stock, resulting in an aggregate of 10,350,000 founder shares issued and outstanding, of which 10,300,000 founder shares are held by our sponsor and 50,000 founder shares are held by our directors. The number of founder shares issued was based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of our Initial Public Offering.

Our sponsor also purchased an aggregate of 10,280,000 Private Placement Warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our Initial Public Offering. As such, our sponsor‘s interest in our Initial Public Offering was valued at $10,280,000, based on the number of Private Placement Warrants purchased. Each Private Placement Warrants entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment.

Our sponsor loaned us an aggregate of $300,000 to cover expenses related to our Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and payable on the earlier of December 31, 2020 or the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note was repaid on June 12, 2020.

We entered into a forward purchase agreement with HEC Fund pursuant to which HEC Fund had committed to purchase from us up to 5,000,000 Forward Purchase Units, consisting of one share of our post-business combination entity‘s common stock and one-half of one warrant to purchase one share of our post-business combination entity’s common stock for $10.00 per unit, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of a business combination. In connection with the execution of the Merger Agreement, we entered into the HEC Forward Purchase Agreement between us and HEC Fund, which amended the forward purchase agreement entered into in connection with our Initial Public Offering. Pursuant to the HEC Forward Purchase Agreement HEC Fund agreed to purchase 2,500,000 Forward Purchase Units, for $10.00 per unit, for an aggregate purchase price of $25,000,000, in a private placement that will close concurrently with the closing of the Proposed Business Combination. HEC Fund also agreed to backstop up to $25,000,000 of redemptions by our stockholders.

Each of the insiders has an indirect economic interest in the founder shares and private placement warrants purchased by our sponsor as a result of his or her membership interest in our sponsor. In addition, Douglas Braunstein and Douglas Bergeron may be deemed to have an indirect economic interest in the founder shares and private placement warrants purchased by our sponsor as a result of HEC Fund, having membership interests in our sponsor, and their respective affiliation with such entities.

We entered into an administrative services agreement pursuant to which we pay an affiliate of our sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as paying for office space, secretarial and administrative services, identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or its or any of their respective affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

In connection with the execution of the Merger Agreement, we, the insiders and Talkspace entered into the Sponsor Support Agreement pursuant to which the insiders agreed to, among other things, vote to adopt and approve the Merger Agreement and the Transactions, in each case, subject to the terms and conditions of the Sponsor Support Agreement.

Concurrently with the closing of our Initial Public Offering, we entered into a registration rights agreement pursuant to which the holders of the founder shares, the Private Placement Warrants, the forward purchase warrants purchased in connection with our Initial Public Offering and warrants that may be issued upon conversion of any working capital loans (and any Class A common stock issuable upon the exercise of such Private Placement Warrants, forward purchase warrants and warrants issued upon conversion of any such working capital loans and upon conversion of the founder shares) are entitled to registration rights, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

At the closing of the Proposed Business Combination, we, our sponsor, Talkspace’s independent directors, certain former stockholders of Talkspace and certain other parties thereto will enter into an Amended and Restated Registration Rights Agreement, pursuant to which we will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Talkspace, Inc. common stock and other equity securities of the Company that are held by the parties thereto from time to time.

For additional information regarding transactions entered into in connection with the Proposed Business Combination, see “Item 1—Business—Recent Developments.”

Related Party Policy

We had not yet adopted a formal policy for the review, approval or ratification of related party transactions as of the completion of our Initial Public Offering. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the Company.

Director Independence

The rules of the Nasdaq require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which in the opinion of the Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that each of Mr. Greifeld, Ms. Schulman and Ms. Duggin is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the period from February 6, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $119,500, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the period from February 6, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the period from February 6, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the period from February 6, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board of Directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description

1.1	Underwriting Agreement, dated June 8, 2020, by and among the Company and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 filed with the Company’s current report on Form 8-K filed by the registrant on June 11, 2020).

2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 filed with the Company’s current report on Form 8-K filed by the registrant on January 13, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the registrant on June 11, 2020).

3.2	Form of Second Amended and Restated Certificate of Incorporation (included as Annex B to the Company’s Registration Statement on Form S-4 filed by the registrant on February 2, 2021).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form S-1 filed by the registrant on May 21, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the registrant on May 21, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the registrant on May 21, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 filed with the Company’s registration statement on Form S-1 filed by the registrant on May 21, 2020).

4.4	Warrant Agreement, dated June 8, 2020, by and among the Company and Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters (incorporated by reference to Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the registrant on June 11, 2020).

4.5	Description of Securities*

Exhibit Number	Description

10.1	Promissory Note, dated February 6, 2020, issued to HEC Sponsor LLC (incorporated by reference to the Exhibit 10.6 filed with the Company’s registration statement on Form S-1 filed by the registrant on May 21, 2020).

10.2	Letter Agreement, dated June 8, 2020, by and among the Company, its executive officers, its directors and HEC Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the registrant on June 11, 2020).

10.3	Investment Management Trust Agreement, dated June 8, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the registrant on June 11, 2020).

10.4	Registration Rights Agreement, dated June 8, 2020, by and among the Company, HEC Sponsor LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the registrant on June 11, 2020).

10.5	Subscription Agreement, dated February 6, 2020, by and between the Company and HEC Sponsor LLC (incorporated by reference to the Exhibit 10.7 filed with the Company’s registration statement on Form S-1 filed by the registrant on May 21, 2020).

10.6	Private Placement Warrants Purchase Agreement, dated June 8, 2020, by and among the Company and HEC Sponsor LLC (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the registrant on June 11, 2020).

10.7	Administrative Services Agreement, dated June 8, 2020, by and between the Company and HEC Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the registrant on June 11, 2020).

10.8	HEC Forward Purchase Agreement, dated June 8, 2020, by and between the Company and HEC Master Fund LP (incorporated by reference to Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the registrant on June 11, 2020).

10.9	Sponsor Support Agreement, dated January 12, 2021, by and among HEC Sponsor LLC, the Company, each director of the registrant and Groop Internet Platform, Inc. (d/b/a Talkspace) (included as Annex I to the Company’s Registration Statement on Form S-4 filed by the registrant on February 2, 2021).

10.10	Talkspace Holders Support Agreement, dated as of January 12, 2021, by and among the Company, Groop Internet Platform, Inc. (d/b/a Talkspace) and the persons set forth on Schedule 1 thereto (included as Annex E to the Company’s Registration Statement on Form S-4 filed by the registrant on February 2, 2021).

10.11	Form of Subscription Agreement, dated as of January 12, 2021, by and between the Company and the undersigned subscriber party thereto (included as Annex F to the Company’s Registration Statement on Form S-4 filed by the registrant on February 2, 2021).

10.12	Form of Amended and Restated Registration Rights Agreement, by and among Talkspace, Inc., HEC Sponsor LLC, certain former stockholders of Talkspace and the other parties thereto (included as Annex D to the Company’s Registration Statement on Form S-4 filed by the registrant on February 2, 2021).

10.13	Form of Indemnity Agreement (incorporated by reference to the Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 filed by the registrant on May 21, 2020).

10.14	Amendment No. 1 to Forward Purchase Agreement between the Company and HEC Master Fund LP (incorporated by reference to the registrant’s Current Report on Form 8-K filed on January 13, 2021).

Exhibit Number	Description

24.1	Power of Attorney (incorporated by reference to the signature page hereto).*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON EXECUTIVE INVESTMENT CORP.

Date: March 29, 2021		/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas G. Bergeron and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Douglas G. Bergeron Douglas G. Bergeron	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2021

/s/ Douglas L. Braunstein Douglas L. Braunstein	President, Chairman and Director	March 29, 2021

/s/ Jonathan Dobres Jonathan Dobres	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2021

/s/ Thelma Duggin Thelma Duggin	Director	March 29, 2021

/s/ Robert Greifield Robert Greifield	Director	March 29, 2021

/s/ Amy Schulman Amy Schulman	Director	March 29, 2021

HUDSON EXECUTIVE INVESTMENT CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Hudson Executive Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hudson Executive Investment Corp. (the “Company”), as of December 31, 2020, related statements of operations, changes in stockholders’ equity and cash flows for the period from February 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from February 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs then the Company will cease all operations except for the purpose of liquidating. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 18, 2021

HUDSON EXECUTIVE INVESTMENT CORP.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current assets
Cash	$1,178,377
Prepaid expenses	118,525

Total Current Assets	1,296,902
Marketable securities held in trust account	414,228,281

Total Assets	$415,525,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,631,390
Income taxes payable	10,070

Total Current Liabilities	1,641,460

Deferred underwriting fee payable	14,490,000

Total Liabilities	16,131,460

Commitments and contingencies

Class A common stock subject to possible redemption, 39,439,372 shares at $10.00 per share redemption value	394,393,720
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,960,628 shares issued and outstanding (excluding 39,439,372 shares subject to possible redemption)	196
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035
Additional paid-in capital	6,556,867
Accumulated deficit	(1,558,095)

Total Stockholders’ Equity	5,000,003

Total Liabilities and Stockholders’ Equity	$415,525,183

The accompanying notes are an integral part of these financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$1,776,306

Loss from operations	(1,776,306)
Other income:
Interest earned on marketable securities held in Trust Account	228,281

Loss before provision for income taxes	(1,548,025)
Provision for income taxes	(10,070)

Net loss	$(1,558,095)

Weighted average shares outstanding of Class A redeemable common stock	41,400,000

Basic and diluted income per share, Class A redeemable common stock	$—

Weighted average shares outstanding of Class B non-redeemable common stock	10,350,000

Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.15)

The accompanying notes are an integral part of these financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FEBRUARY 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – February 6, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	—	—	10,350,000	1,035	23,965	—	25,000
Sale of 41,400,000 Units, net of underwriting discounts	41,400,000	4,140	—	—	390,642,678	—	390,646,818
Sale of 10,280,000 Private Placement Units	—	—	—	—	10,280,000	—	10,280,000
Common stock subject to possible redemption	(39,439,372)	(3,944)	—	—	(394,389,776)	—	(394,393,720)
Net loss	—	—	—	—	—	(1,558,095)	(1,558,095)

Balance – December 31, 2020	1,960,628	$196	10,350,000	$1,035	$6,556,867	$(1,558,095)	$5,000,003

The accompanying notes are an integral part of these financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(1,558,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(228,281)
Formation costs paid by Sponsor	2,125
Changes in operating assets and liabilities:
Prepaid expenses	(118,525)
Accrued expenses	1,631,390
Income taxes payable	10,070

Net cash used in operating activities	(261,316)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)

Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	405,720,000
Proceeds from sale of Private Placement Units	10,280,000
Proceeds from promissory note – related party	100
Repayment of promissory note – related party	(129,706)
Payment of offering costs	(430,701)

Net cash provided by financing activities	415,439,693

Net Change in Cash	1,178,377
Cash – Beginning of period	—

Cash – End of period	$1,178,377

Non-Cash financing activities:
Initial classification of common stock subject to possible redemption	$395,946,830

Change in value of common stock subject to possible redemption	$(1,553,110)

Deferred offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$25,000

Payment of offering costs through promissory note — related party	$127,481

Deferred underwriting commissions	$14,490,000

The accompanying notes are an integral part of these financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

All activity for the period from February 6, 2020 (inception) through December 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of GROOP Internet Platform, Inc., a Delaware corporation (“Talkspace”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company has two subsidiaries, Tailwind Merger Sub I, Inc., a wholly-owned subsidiary of the Company incorporated in Delaware on January 18, 2021 (“Merger Sub 1”) and Tailwind Merger Sub II, LLC, a wholly -owned subsidiary of the Company also incorporated in Delaware on January 18, 2021 (“Merger Sub 2”).

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

Transaction costs amounted to $23,353,182, consisting of $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees and $583,182 of other offering costs. At December 31, 2020, cash of $1,178,377 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on June 11, 2020, an amount of $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Going Concern

As of December 31, 2020, the Company had $1,178,377 in its operating bank accounts, $414,228,281 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $344,558.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company intends to complete a Business Combination as further discussed in Note 6. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that the liquidity condition of the Company raise substantial doubt about the Company’s ability to continue as a going concern through one year from the issuance date of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there are 39,439,372 shares of Class A common stock subject to possible redemption presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited consolidated balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statements of operations includes a presentation of loss per share for common shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account less franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From February 6, 2020 (inception) Through December 31, 2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$228,281
Income and Franchise Tax	(190,398)

Net Earnings	$37,883
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	41,400,000
Basic and diluted net income per share, Class A	$—
Non-Redeemable Class B Common Stock
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(1,558,095)
Lees: Redeemable Net Earnings	(37,883)

Non-Redeemable Net Loss	$(1,595,978)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	10,350,000
Basic and diluted net loss per share, Class B	$(0.15)

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 8, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the period from February 6, 2020 (inception) through December 31, 2020, the Company incurred $70,000 in fees for these services. As of December 31, 2020, $70,000 is included in accrued expenses in the accompanying balance sheet.

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

In connection with the signing of the Merger Agreement, the Company and HEC Master amended the Forward Purchase Agreement. Pursuant to the First Amendment to the Forward Purchase Agreement, dated January 12, 2021, HEC Master’s purchase obligations were amended such that HEC Master is obligated to purchase 2,500,000 Forward Purchase Units and backstop up to $25,000,000 of redemptions by HEC stockholders through the purchase of additional Forward Purchase Units, in each case valued at $10.00 per Forward Purchase Unit, in a private placement that will close concurrently with the closing of the Business Combination.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Merger Agreement

On January 12, 2021, Hudson Executive Investment Corp. (“HEC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among HEC, Tailwind Merger Sub I, Inc., a Delaware corporation and direct, wholly owned subsidiary of HEC (“First Merger Sub”), Tailwind Merger Sub II, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of HEC (“Second Merger Sub”) and GROOP Internet Platform, Inc., a Delaware corporation (“Talkspace”).

Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction (the “Business Combination”) by which, (i) First Merger Sub will merge with and into the Company with the Company being the surviving corporation in the merger (the “First Merger”) and (ii) Second Merger Sub will merge with and into the surviving corporation with Second Merger Sub being the surviving entity in the merger (the “Second Merger” and, together with the First Merger, being collectively referred to as the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions” and the closing of the Transactions, the “Closing”).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger:

(a)

All shares of common stock and preferred stock of the Company and all vested options exercisable for common stock of the Company, in each case, outstanding immediately prior to the effective time of the First Merger, will be cancelled in exchange for the right to receive, at the election of the holders thereof, a number of shares of common stock, par value $0.0001 per share, of HEC (“HEC Common Stock”) or a combination of shares of HEC Common Stock and cash, in each case, as adjusted pursuant to the Merger Agreement, which in the aggregate with the options to acquire common stock of the Company to be assumed by HEC in exchange for options to acquire HEC Common Stock, will equal to the Merger Consideration;

(b)

The maximum amount of cash (the “Closing Cash Consideration”) that may be paid to pre-closing holders of the Company’s stock and vested options pursuant to the foregoing is equal to (i) the amount of cash held by HEC in its trust account (after reduction for the aggregate amount of cash payable in respect of any HEC stockholder redemptions), plus (ii) the amounts received by HEC upon consummation of the PIPE Investment and the transactions contemplated under the HEC Forward Purchase Agreement (each as defined below), minus (iii) $250,000,000, minus (iv) the transaction expenses of the parties to the Merger Agreement;

(c)

The maximum number of shares of HEC Common Stock that may be issued to pre-closing holders of the Company’s stock and options, including HEC Common Shares underlying any assumed options, pursuant to the foregoing is equal to a number determined dividing (a) (i) the Merger Consideration minus (ii) the Closing Cash Consideration, minus (iii) the Sponsor Share Amount, minus (iv) the transaction expenses of the parties to the Merger Agreement, by (b) $10.00

Additionally, on January 12, 2021, concurrently with the execution of the Merger Agreement, HEC entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 30,000,000 shares of HEC Common Stock for an aggregate purchase price equal to $300 million (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing. The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (i) the termination of the Merger Agreement in accordance with its terms, (ii) the mutual written agreement of the parties to such Subscription Agreement, (iii) the failure to satisfy any of the closing conditions set forth in such Subscription Agreements by the closing date, or (iv) the failure to close within seven months from the date of signing.

The parties to the Merger Agreement have made customary representations, warranties and covenants, including, among others, with respect to the conduct of the businesses of Talkspace and HEC during the period between execution of the Business Combination Agreement and the consummation of the Business Combination.

Legal Proceedings

On February 10, 2021, two purported shareholders of the Company filed actions against the Company and the members of the Company’s board relating to the Mergers. On March 10, 2021, the Company’s board received a shareholder demand letter against the Company and members of the Company’s board. In each case, the shareholders allege a variety of disclosure deficiencies in its proxy statement/prospectus and seek disclosures of additional information. The alleged omissions generally relate to (i) certain financial projections; (ii) certain valuation analyses performed by the Company and (iii) alleged conflicts of interest. Plaintiffs seek to enjoin the forthcoming shareholder vote on the Mergers unless and until the Company discloses the allegedly omitted material information summarized above. The plaintiffs also seek damages and attorneys’ fees.

The Company cannot predict the outcome of the lawsuits or demand letter or any others that might be filed subsequent to the date of the filing of its proxy statement/prospectus, nor can the Company predict the amount of time and expense that will be required to resolve the lawsuits and demand letter. The Company believes that the lawsuits and demand letter are without merit and intends to vigorously defend against them.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 1,960,628 shares of Class A common stock issued or outstanding, excluding 39,439,372 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2020, there were 10,350,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Redemptions of warrants when the price of Class A common stock equals or exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

•

if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

non-redeemable so long as they are held by the initial purchasers or their permitted. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$335,155

Total deferred tax asset	335,155
Valuation allowance	(335,155)

Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$10,070
Deferred	(335,155)
State
Current	$—
Deferred	—
Change in valuation allowance	335,155

Income tax provision	$10,070

As of December 31, 2020, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 6, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $335,155.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	(22.0)%

Income tax provision	(1.0)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9.  FAIR VALUE MEASUREMENTS

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $575 in cash and $414,232,051 in U.S. Treasury securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 1/28/2021)	1	$414,228,281	$4,345	$414,232,626

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 18, 2021, the Company established two subsidiaries, Tailwind Merger Sub I, Inc., a wholly-owned subsidiary of the Company incorporated in Delaware (“Merger Sub 1”) and Tailwind Merger Sub II, LLC, a wholly -owned subsidiary of the Company also incorporated in Delaware (“Merger Sub 2”).

As described in Note 6, the Company entered into an Agreement and Plan of Merger on January 12, 2021 with Talkspace.