Form 10-K/A
period 2020-12-31
Hudson Executive Investment Corp.
filed 2021-05-05
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Hudson Executive Investment Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 29, 2021, or the Original Filing, to restate (i) our financial statements as of December 31, 2020 and for the period from February 6, 2020 (inception) through December 31, 2020 and (ii) our financial data as of June 11, 2020 included in this Amendment, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in June 2020 and the HEC Forward Purchase Agreement (as defined below) as components of equity instead of as liabilities.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the warrants and the HEC Forward Purchase Agreement under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. Based on management’s evaluation, the Company’s audit committee, in consultation with management and WithumSmith+Brown, PC, the Company’s independent registered public accounting firm, concluded that the Company’s warrants and the HEC Forward Purchase Agreement do not meet the criteria to be classified in stockholders’ equity.

As a result, the Company should have classified the warrants and the HEC Forward Purchase Agreement as liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants and the HEC Forward Purchase Agreement at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s prior accounting for the warrants and the HEC Forward Purchase Agreement as components of equity instead of as liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

For the reasons discussed above, the Company is filing this Amendment in order to amend the following items in the Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to the financial data cited elsewhere in this Amendment:

-	Part I, Item 1A. Risk Factors

-	Part II, Item 6. Selected Financial Data.

-	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

-	Part II, Item 8. Financial Statements and Supplementary Data.

-	Part II, Item 9. Controls and Procedures.

However, for the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants and the HEC Forward Purchase Agreement as components of equity instead of as liabilities, as well as the related determination of the fair value of warrant liabilities, additional paid-in capital and accumulated deficit, and related financial disclosures, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. For more information, see Item 9A included in this Amendment.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events, other than as set forth in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K/A and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our Proposed Business Combination with Talkspace (as described further herein) and related matters. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting us.

Forward-looking statements in this Annual Report on Form 10-K/A may include, for example, statements about:

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

The forward-looking statements contained in this Annual Report on Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I

References in this Annual Report on Form 10-K/A to “we,” “us,” “HEC” or the “Company” are to Hudson Executive Investment Corp., a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” are to HEC Sponsor LLC, a Delaware limited liability company. References to our “founders” are to the holders of our founder shares. References to “Talkspace” are to Groop Internet Platform, Inc. (d/b/a “Talkspace”), a Delaware corporation. References to “Talkspace, Inc.” are to HEC following the consummation of the Transactions and its name change from Hudson Executive Investment Corp. to Talkspace, Inc. References to our “Board of Directors” are to the board of directors of HEC.

Item 1.	Business.

Introduction

We are a blank check company incorporated on February 6, 2020 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K/A as our initial business combination. To date, our efforts have been limited to organizational activities, completion of our initial public offering (referred to herein as our “Initial Public Offering”) and the evaluation of possible business combinations, and we have neither engaged in any other operations nor generated any revenues. Based on our business activities to date, the Company is a “shell company” as defined under the Exchange Act because we have minimal operations and nominal assets consisting almost entirely of cash held in a trust account. As discussed further herein, on January 12, 2021, we announced that we had entered into a definitive merger agreement with certain entities collectively known as “Talkspace,” and we refer to our proposed merger with Talkspace throughout this Annual Report on Form 10-K/A as our “Proposed Business Combination.”

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

Our corporate website address is https://hudsonexecutive.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form 10-K/A. Potential and current stockholders should not rely on any such information in making any investment decision with respect to our securities.

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

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC’s internet site (http://www.sec.gov) contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K/A contains financial statements audited and reported on by our independent registered public accountants.

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

The Company cannot predict the outcome of the lawsuits or demand letter or any others that might be filed subsequent to the date of the filing of this Annual Report on Form 10-K/A, nor can the Company predict the amount of time and expense that will be required to resolve the lawsuits and demand letter. The Company believes that the lawsuits and demand letter are without merit and intends to vigorously defend against them.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K/A, the prospectus associated with our Initial Public Offering and the registration statement relating to our Proposed Business Combination, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

•

our restatement of our financial statements as of December 31, 2020 and for the period from February 6, 2020 (inception) through December 31, 2020, as well as our financial data as of June 11, 2020, which may lead to additional risks and uncertainties, including loss of investor confidence, legal proceedings, and negative impacts on our stock price;

•

our identification of a material weakness in our internal control over financial reporting resulting in the restatement described in this Annual Report on Form 10-K/A, leading us to conclude that our disclosure controls and procedures were not effective as of December 31, 2020, our ability to remediate such material weakness;

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement which is filed as an exhibit to this Annual Report on Form 10-K/A, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Our founders own 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our certificate of incorporation. If our founders purchase any additional Class A common stock in the market or in privately negotiated transactions, this would increase their control. Neither our founders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K/A. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board of Directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board of Directors, only a minority of the Board of Directors will be considered for election and our founders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our founders will continue to exert control at least until the completion of our initial business combination. The forward purchase shares will not be issued until completion of our initial business combination, and, accordingly, will not be included in any stockholder vote until such time.

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

Pursuant to the registration rights agreement which was entered into in connection with the closing of our Initial Public Offering and is filed as exhibit to this Annual Report on Form 10-K/A, our founders and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A common stock issuable upon exercise of the Private Placement Warrants, holders of our forward purchase securities and their permitted transferees can demand that we register the forward purchase shares and the forward purchase warrants (and the underlying Class A common stock) and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the Private Placement Warrants and the Class A common stock issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our founders, holders of our Private Placement Warrants, holders of our working capital loans or holders of our forward purchase securities or their respective permitted transferees are registered.

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

Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We currently do not and do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K/A.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Our sponsor and directors and officers and their respective affiliates are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Mr. Braunstein and Mr. Bergeron have formed and are actively engaged in Hudson Executive Investment Corp. II (“HEIC II”), a special purpose acquisition company, which completed its initial public offering in January 2021, and Hudson Executive Investment Corp. III (“HEIC III”), a special purpose acquisition company, which completed its initial public offering in February 2021. Additionally, certain of our other officers and directors serve as officers and directors of HEIC II and HEIC III and owe fiduciary duties under applicable law to HEIC II and HEIC III. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including without limitation, HEIC II, HEIC III, investment funds, accounts and co-investment vehicles. Accordingly, subject to their fiduciary duties under applicable law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which they have then current fiduciary or contractual obligations, they will need to honor their fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K/A.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance” in this Annual Report on Form 10-K/A. Such entities, including HEIC II and HEIC III, may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities.

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

We have restated our financial statements as of December 31, 2020 and for the period from February 6, 2020 (inception) through December 31, 2020, as well as our financial data as of June 11, 2020, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

On May 2, 2021, we concluded that the Company’s prior accounting for its outstanding warrants and the HEC Forward Purchase Agreement incorrectly reflected them as components of equity instead of as liabilities, and as a result thereof, our previous financial statements as of December 31, 2020 and for the period from February 6, 2020 (inception) through December 31, 2020, as well as our financial data as of June 11, 2020 (collectively, the “Affected Periods”), should no longer be relied upon. As a result, we restated our financial statements for the Affected Periods. The issues identified were all noncash and did not impact our operating expenses, cash flows or cash for the Affected Periods or the year ended December 31, 2020. As a result of the foregoing matters, we may become subject to additional risks and uncertainties, including, among others, unanticipated costs for accounting and legal fees, the increased possibility of legal proceedings, shareholder lawsuits, governmental agency investigations, and inquiries by the Nasdaq Stock Market or other regulatory bodies, which could cause investors to lose confidence in our reported financial information and could subject us to civil or criminal penalties, shareholder class actions or derivative actions. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline. If any such actions occur, they will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results. The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize noncash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. If we fail to effectively remediate this material weakness, it could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, if we fail to effectively remediate the identified material weakness, or if we discover other material weaknesses or deficiencies in our internal controls over financial reporting, our business and financial condition could be materially and adversely affected and our stock price could decline.

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and our business and financial condition could be adversely affected. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could decline significantly.

As disclosed elsewhere in this report, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants and the HEC Forward Purchase Agreement as components of equity instead of as liabilities, as well as the related determination of the fair value of warrant liabilities, additional paid-in capital and accumulated deficit, and related financial disclosures, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting.

Any failure to effectively remediate the identified material weakness or otherwise maintain adequate internal controls over financial reporting could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, and legal proceedings by stockholders or regulatory authorities, which could result in a material adverse effect on our business. We could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, financial condition and results of operations and could cause our stock price to decline. Failure to timely file required reports with the SEC could cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies, issue shares to effect an acquisition, or subject us to legal claims from stockholders or warrant holders. Inadequate internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We intend to take certain remedial actions intended to address the identified material weakness in our internal control over financial reporting. However, we can give no assurance that such measures will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future. In the future, our management may determine that our disclosure controls and procedures are ineffective or that there are one or more material weaknesses in our internal controls over financial reporting, resulting in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected. Accordingly, a material weakness increases the risk that the financial information we report contains material errors. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Efforts to correct any material weaknesses or deficiencies that may be identified could require significant financial resources to address. Moreover, if remedial measures are insufficient to address the deficiencies that are determined to exist, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements could contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, and we could become subject to class action litigation or investigations or proceedings from regulatory authorities. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. Any of these matters could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price.

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

The Company cannot predict the outcome of the lawsuits or demand letter or any others that might be filed subsequent to the date of the filing of this Annual Report on Form 10-K/A, nor can the Company predict the amount of time and expense that will be required to resolve the lawsuits and demand letter. The Company believes that the lawsuits and demand letter are without merit and intends to vigorously defend against them.

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

For the Period from February 6, 2020 (inception) through December 31, 2020
Income Statement Data:
Loss from operations	$(1,776,306)
Net loss	(27,235,908)
Basic and diluted net loss per share, Class B non-redeemable common stock	(2.64)

As of December 31, 2020
Balance Sheet Data:
Cash	$1,178,377
Marketable securities held in trust account	414,228,281
Total assets	415,525,183
FPA liability	4,225,000
Warrant liability	53,594,000
Class A common stock subject to possible redemption	336,574,720
Total stockholders’ equity	5,000,003

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

For the period from February 6, 2020 (inception) through December 31, 2020, we had a net loss of $27,235,908, which consists of operating costs of $1,776,306, a charge related to the initial classification of the HEC Forward Purchase Agreement of $350,000, a change in the fair value of the HEC Forward Purchase Agreement of $3,875,000, a change in the fair value of the Warrants of $18,896,400, compensation expense of $1,233,600 related to the excess of the fair value of the Private Placement Warrants over their purchase price, transaction costs in the amount of $1,322,813 attributable to the Warrants and a provision for income taxes of $10,070, offset by interest income on marketable securities held in the trust account of $228,281.

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

For the period from February 6, 2020 (inception) through December 31, 2020, cash used in operating activities was $261,316. Net loss of $27,235,908 was affected by the non-cash loss on the change in fair value of the Warrants of $18,896,400, a non-cash loss on the change in the fair value of the HEC Forward Purchase Agreement of $3,875,000, a non-cash loss on the initial classification of the HEC Forward Purchase Agreement of $350,000, a non-cash compensation expense of $1,233,600 related to the excess of the fair value of the Private Placement Warrants over their purchase price, transaction costs in the amount of $1,322,813 attributable to the Warrants, interest earned on marketable securities held in the trust account of $228,281, formation costs paid by our sponsor of $2,125 and changes in operating assets and liabilities. The non-cash loss on the change in valuation of the Private Placement Warrants is included in the loss on the change in fair value of Warrants in the statement of operations.

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

Warrant and Forward Purchase Agreement Liabilities

We account for the Warrants and the HEC Forward Purchase Agreement in accordance with the guidance contained in ASC 815 under which the Warrants and the HEC Forward Purchase Agreement do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants and the HEC Forward Purchase Agreement as liabilities at their fair value and adjust the Warrants and the HEC Forward Purchase Agreement to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants and the HEC Forward Purchase Agreement are valued using a Modified Black Scholes Option Pricing Model.

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

As of December 31, 2020, we were not subject to any market or interest rate risk. The net proceeds received into the trust account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K/A, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants and the HEC Forward Purchase Agreement as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 2, 2021, we revised our prior position on accounting for Warrants and the HEC Forward Purchase Agreement and concluded that our previously issued financial statements as of and for the period from February 6, 2020 (inception) through December 31, 2020, and our financial data as of June 11, 2020, should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. However, as management has identified a material weakness in our internal control over financial reporting with respect to the classification of the Company’s warrants and the HEC Forward Purchase Agreement as components of equity instead of as liabilities, as well as the related determination of the fair value of warrant liabilities, additional paid-in capital and accumulated deficit, and related financial disclosures, the Company intends to address this material weakness by enhancing its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company’s current plans include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The Company has also retained the services of a valuation expert to assist in valuation analysis of the warrants and the HEC Forward Purchase Agreement on a quarterly basis.

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

The following documents are filed as part of this Form 10-K/A:

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

HUDSON EXECUTIVE INVESTMENT CORP.

Date: May 4, 2021		/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas G. Bergeron and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Douglas G. Bergeron Douglas G. Bergeron	Chief Executive Officer and Director (Principal Executive Officer)	May 4, 2021

/s/ Douglas L. Braunstein Douglas L. Braunstein	President, Chairman and Director	May 4, 2021

/s/ Jonathan Dobres Jonathan Dobres	Chief Financial Officer (Principal Financial and Accounting Officer)	May 4, 2021

/s/ Thelma Duggin Thelma Duggin	Director	May 4, 2021

/s/ Robert Greifield Robert Greifield	Director	May 4, 2021

/s/ Amy Schulman Amy Schulman	Director	May 4, 2021

HUDSON EXECUTIVE INVESTMENT CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Hudson Executive Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hudson Executive Investment Corp. (the “Company”) as of December 31, 2020, related statements of operations, changes in stockholders’ equity and cash flows for the period from February 6, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from February 6, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement and determined that the warrants and warrant-related instruments should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants and warrant-related instruments.

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

New York, New York

May 4, 2021

HUDSON EXECUTIVE INVESTMENT CORP.

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current assets
Cash	$1,178,377
Prepaid expenses	118,525

Total Current Assets	1,296,902
Marketable securities held in trust account	414,228,281

Total Assets	$415,525,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,631,390
Income taxes payable	10,070

Total Current Liabilities	1,641,460

FPA liability	4,225,000
Warrant liability	53,594,000
Deferred underwriting fee payable	14,490,000

Total Liabilities	73,950,460

Commitments and contingencies
Class A common stock subject to possible redemption, 33,657,472 shares at $10.00 per share redemption value	336,574,720
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 7,742,528 shares issued and outstanding (excluding 33,657,472 shares subject to possible redemption)	774
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035
Additional paid-in capital	32,234,102
Accumulated deficit	(27,235,908)

Total Stockholders’ Equity	5,000,003

Total Liabilities and Stockholders’ Equity	$415,525,183

The accompanying notes are an integral part of these financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FEBRUARY 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

General and administrative expenses	$1,776,306

Loss from operations	(1,776,306)
Other income (expense):
Change in fair value of Warrants	(18,896,400)
Change in fair value of FPA	(3,875,000)
Compensation expense in connection with issuance of Private Placement Warrants	(1,233,600)
Initial classification of FPA	(350,000)
Transaction costs attributable to Warrants	(1,322,813)
Interest earned on marketable securities held in Trust Account	228,281

Other expense, net	(25,449,532)

Loss before provision for income taxes	(27,225,838)
Provision for income taxes	(10,070)

Net loss	$(27,235,908)

Weighted average shares outstanding of Class A redeemable common stock	41,400,000

Basic and diluted income per share, Class A redeemable common stock	$—

Weighted average shares outstanding of Class B non-redeemable common stock	10,350,000

Basic and diluted net loss per share, Class B non-redeemable common stock	$(2.64)

The accompanying notes are an integral part of these financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FEBRUARY 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – February 6, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	—	—	10,350,000	1,035	23,965	—	25,000
Sale of 41,400,000 Units, net of underwriting discounts, warrant liabilities and other offering costs	41,400,000	4,140	—	—	368,781,491	—	268,735,631
Class A Common stock subject to possible redemption	(33,657,472)	(3,366)	—	—	(336,571,354)	—	(336,574,720)
Net loss	—	—	—	—	—	(27,235,908)	(27,235,098)

Balance – December 31, 2020	7,742,528	$774	10,350,000	$1,035	$32,234,102	$(27,235,908)	$5,000,003

The accompanying notes are an integral part of these financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FEBRUARY 6, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(27,235,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Warrants	18,896,400
Change in fair value of FPA	3,875,000
Compensation expense in connection with issuance of Private Placement Warrants	1,233,600
Initial classification of FPA	350,000
Transaction costs attributable to Warrants	1,322,813
Interest earned on marketable securities held in Trust Account	(228,281)
Formation costs paid by Sponsor	2,125
Changes in operating assets and liabilities:
Prepaid expenses	(118,525)
Accrued expenses	1,631,390
Income taxes payable	10,070

Net cash used in operating activities	(261,316)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(414,000,000)

Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	405,720,000
Proceeds from sale of Private Placement Units	10,280,000
Proceeds from promissory note – related party	100
Repayment of promissory note – related party	(129,706)
Payment of offering costs	(430,701)

Net cash provided by financing activities	415,439,693

Net Change in Cash	1,178,377
Cash – Beginning of period	—

Cash – End of period	$1,178,377

Non-Cash financing activities:
Initial classification of common stock subject to possible redemption	$360,899,230

Change in value of common stock subject to possible redemption	$(24,324,510)

Deferred offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$25,000

Payment of offering costs through promissory note - related party	$127,481

Deferred underwriting commissions	$14,490,000

Initial fair value of warrant liability	$34,697,600

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering and its FPA (as defined in Note 6) as components of equity instead of as liabilities.

Upon review of the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPACs)” promulgated by the SEC on April 12, 2021, the Company’s management further evaluated the Warrants and FPA under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity and concluded that they do not meet the criteria to be classified in stockholders’ equity.

As a result, the Company should have classified the Warrants and FPA as liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants and FPA at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants and FPA as components of equity instead of as liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

The following table reflects the Company’s balance sheet and cash flow statement as of the dates and for the periods indicated below:

	As Previously Reported	Adjustments	As Restated
Balance sheet as of June 11, 2020 (audited)
Warrant Liability	$—	$34,697,600	$34,697,600
FPA Liability	—	350,000	350,000
Common Stock Subject to Possible Redemption	395,946,830	(35,047,600)	360,899,230
Class A Common Stock	181	350	531
Additional Paid-in Capital	5,003,772	2,906,063	7,909,835
Accumulated Deficit	(4,984)	(2,906,413)	(2,911,397)
Balance sheet as of June 30, 2020 (unaudited)
Warrant Liability	$—	$36,039,600	$36,039,600
FPA Liability	—	675,000	675,000
Common Stock Subject to Possible Redemption	395,915,430	(36,714,600)	359,200,830
Class A Common Stock	181	367	548
Additional Paid-in Capital	5,035,172	4,573,046	9,608,218
Accumulated Deficit	(36,385)	(4,573,413)	(4,609,798)
Three Months Ended June 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(1,342,000)	$(1,342,000)
Change in fair value of FPA	—	(325,000)	(325,000)
Compensation expense in connection with issuance of Private Placement Warrants	—	(1,233,600)	(1,233,600)
Initial classification of FPA	—	(350,000)	(350,000)
Transaction costs attributable to Warrants	—	(1,322,813)	(1,322,813)
Net loss	(35,385)	(4,573,413)	(4,608,798)
Weighted average shares outstanding of Class B non-redeemable common stock	10,350,000		10,350,000
Basic and diluted net loss per share, Class B non-redeemable common stock	(0.00)	(0.45)	(0.45)
Period from February 6, 2020 (inception) to June 30, 2020 (unaudited)
Change in fair value of warrant liability	$—	$(1,342,000)	$(1,342,000)
Change in fair value of FPA	—	(325,000)	(325,000)
Compensation expense in connection with issuance of Private Placement Warrants	—	(1,233,600)	(1,233,600)
Initial classification of FPA	—	(350,000)	(350,000)
Transaction costs attributable to Warrants	—	(1,322,813)	(1,322,813)
Net loss	(36,385)	(4,573,413)	(4,609,798)

Weighted average shares outstanding of Class B non-redeemable common stock		10,350,000		10,350,000
Basic and diluted net loss per share, Class B non-redeemable common stock		(0.00)	(0.45)	(0.45)
Cash Flow Statement for the Period from February 6, 2020 (inception) to June 30, 2020 (unaudited)
Net Loss		$(36,385)	$(4,573,413)	$(4,609,798)
Change in fair value of warrant liability	$		$1,342,000	$1,342,000
Initial classification of warrant liability	$		$34,697,600	$34,697,600
Change in fair value of FPA Liability	$		$325,000	$325,000
Initial classification of FPA liability	$		$350,000	$350,000
Transaction Costs	$		$1,322,813	$1,322,813
Initial classification of common stock subject to redemption		$395,946,830	$(35,047,600)	$360,899,230
Change in value of common stock subject to possible redemption		$(31,400)	$(1,667,000)	$(1,698,400)
Balance sheet as of September 30, 2020 (unaudited)
Warrant Liability		$—	$36,659,200	$36,659,200
FPA Liability		—	1,100,000	1,100,000
Common Stock Subject to Possible Redemption		395,905,310	(37,759,200)	358,146,110
Class A Common Stock		181	378	11
Additional Paid-in Capital		5,045,292	5,617,635	10,662,927
Accumulated Deficit		(46,499)	(5,618,013)	(5,664,512)
Three Months Ended September 30, 2020 (unaudited)
Change in fair value of warrant liability		$—	$(619,600)	$(619,600)
Change in fair value of FPA		—	(425,000)	(425,000)
Net loss		(10,114)	(1,044,600)	(1,054,714)
Weighted average shares outstanding of Class B non-redeemable common stock		10,350,000		10,350,000
Basic and diluted net loss per share, Class B non-redeemable common stock		(0.01)	(0.10)	(0.11)
Period from February 6, 2020 (inception) to September 30, 2020 (unaudited)
Change in fair value of warrant liability		$—	$(1,961,600)	$(1,961,600
Change in fair value of FPA		—	(750,000)	(750,000)
Compensation expense in connection with issuance of Private Placement Warrants		—	(1,233,600)	(1,233,600)
Initial classification of FPA		—	(350,000)	(350,000)
Transaction costs attributable to Warrants		—	(1,322,813)	(1,322,813)
Net loss		(46,499)	(5,618,013)	(5,664,512)
Weighted average shares outstanding of Class B non-redeemable common stock		10,350,000		10,350,000
Basic and diluted net loss per share, Class B non-redeemable common stock		(0.01)	(0.54)	(0.55)
Cash Flow Statement for the Period from February 6, 2020 (inception) to September 30, 2020 (unaudited)
Net Loss		$(46,499)	$(5,618,013)	$(5,664,512)
Change in fair value of warrant liability	$		$1,961,600	$1,961,600
Initial classification of warrant liability	$		$34,697,600	$34,697,600
Change in fair value of FPA Liability	$		$750,000	$750,000
Initial classification of FPA liability	$		$350,000	$350,000
Transaction Costs	$		$1,322,813	$1,322,813
Initial classification of common stock subject to redemption		$395,946,830	$(35,047,600)	$360,899,230
Change in value of common stock subject to possible redemption		$(41,520)	$(2,711,600)	$(2,753,120)
Balance sheet as of December 31, 2020 (audited)
Warrant Liability		$—	$53,594,000	$53,594,000
FPA Liability		—	4,225,000	4,225,000
Common Stock Subject to Possible Redemption		394,393,720	(57,819,000)	336,574,720
Class A Common Stock		196	578	774
Additional Paid-in Capital		6,556,867	25,677235	32,234,102
Accumulated Deficit		(1,558,095)	(25,677,813)	(27,235,908)
Period from February 6, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability		$—	$(18,896,400)	$(18,896,400)
Change in fair value of FPA		—	(3,875,000)	(3,875,000)
Compensation expense in connection with issuance of Private Placement Warrants		—	(1,233,600)	(1,233,600)
Initial classification of FPA		—	(350,000)	(350,000)
Transaction costs attributable to Warrants		—	(1,322,813)	(1,322,813)
Net loss		(1,558,095)	(25,677,813)	(27,235,908)
Weighted average shares outstanding of Class B non-redeemable common stock		10,350,000		10,350,000
Basic and diluted net loss per share, Class B non-redeemable common stock		(0.15)	(2.49)	(2.64)
Cash Flow Statement for the Period from February 6, 2020 (inception) to December 31, 2020 (audited)
Net Loss		$(1,558,095)	$(25,677,813)	$(27,235,908)
Change in fair value of warrant liability	$		$18,896,400	$18,896,400
Initial classification of warrant liability	$		$34,697,600	$34,697,600
Change in fair value of FPA Liability	$		$3,875,000	$3,875,000
Initial classification of FPA liability	$		$350,000	$350,000
Transaction Costs	$		$1,322,813	$1,322,813
Initial classification of common stock subject to redemption		$395,946,830	$(35,047,600)	$360,899,230
Change in value of common stock subject to possible redemption		$(1,553,110)	$(22,771,400)	$(24,324,510)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants and FPA are valued using a Modified Black Scholes Option Pricing Model.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there are 33,657,472 shares of Class A common stock subject to possible redemption presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From February 6, 2020 (inception) Through December 31, 2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$228,281
Income and Franchise Tax	(190,398)

Net Earnings	$37,883
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	41,400,000
Basic and diluted net income per share, Class A	$—
Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(27,235,908)
Lees: Redeemable Net Earnings	(37,883)

Non-Redeemable Net Loss	$(27,273,791)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	10,350,000
Basic and diluted net loss per share, Class B	$(2.64)

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

NOTE 4. PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

Forward Purchase Agreement

The Company entered into a forward purchase agreement (the “FPA”) with HEC Master Fund LP (“HEC Master”) pursuant to which HEC Master has committed to purchase from the Company up to 5,000,000 forward purchase units (the “Forward Purchase Units”), consisting of one share of Class A common stock (the “Forward Purchase Shares”) and one-half of one warrant to purchase one share of Class A common stock (the “Forward Purchase Warrants” and together with the Forward Purchase Units and the Forward Purchase Shares, the “Forward Purchase Securities”), for $10.00 per unit, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of a Business Combination. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, HEC Master may purchase less than 5,000,000 Forward Purchase Units. In addition, HEC Master’s commitment under the FPA will be subject to approval, prior to the Company entering into a definitive agreement for the initial Business Combination, of its investment committee. Pursuant to the terms of the FPA, HEC Master will have the option to assign its commitment to one of its affiliates and up to $2,500,000 to members of the Company’s management team. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by HEC Master or its permitted assignees and transferees.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

In connection with the signing of the Merger Agreement, the Company and HEC Master amended the FPA. Pursuant to the First Amendment to the Forward Purchase Agreement, dated January 12, 2021, HEC Master’s purchase obligations were amended such that HEC Master is obligated to purchase 2,500,000 Forward Purchase Units and backstop up to $25,000,000 of redemptions by HEC stockholders through the purchase of additional Forward Purchase Units, in each case valued at $10.00 per Forward Purchase Unit, in a private placement that will close concurrently with the closing of the Business Combination.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

(c)

The maximum number of shares of HEC Common Stock that may be issued to pre-closing holders of the Company’s stock and options, including HEC Common Shares underlying any assumed options, pursuant to the foregoing is equal to a number determined dividing (a) (i) the Merger Consideration minus (ii) the Closing Cash Consideration, minus (iii) the Sponsor Share Amount, minus (iv) the transaction expenses of the parties to the Merger Agreement, by (b) $10.00

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Additionally, on January 12, 2021, concurrently with the execution of the Merger Agreement, HEC entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 30,000,000 shares of HEC Common Stock for an aggregate purchase price equal to $300 million (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing. The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (i) the termination of the Merger Agreement in accordance with its terms, (ii) the mutual written agreement of the parties to such Subscription Agreement, (iii) the failure to satisfy any of the closing conditions set forth in such Subscription Agreements by the closing date, or (iv) the failure to close within seven months from the date of signing.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 7,742,528 shares of Class A common stock issued or outstanding, excluding 33,657,472 shares of Class A common stock subject to possible redemption.

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 9. INCOME TAX

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of Warrants	(14.6)%
Change in fair value of FPA	(3.0)%
Initial classification of FPA	(0.3)%
Compensation expense	(1.0)%
Transaction costs	(1.0)%
Change in valuation allowance	(1.2)%

Income tax provision	(0.1)%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10. FAIR VALUE MEASUREMENTS

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

		December 31,
	Level	2020
Assets:
Marketable securities held in Trust Account	1	$414,228,281
Liabilities:
Warrant Liability – Public Warrants	1	$35,604,000
Warrant Liability – Private Placement Warrants	3	$17,990,000
FPA Liability	3	$4,225,000

The Warrants and FPA were accounted for as liabilities in accordance with ASC 815-40. The warrant liabilities and FPA are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statement of operations.

Initial Measurement

The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable inputs utilized in determining the fair value of the Private Placement Warrants are the expected volatility of our common stock and our stock price. The expected volatility of our common stock was determined based on implied volatilities of public warrants issued by selected guideline companies and was estimated to be 10% before the expected business combination and 20% after the expected business combination. Our stock price was determined based on an iterative procedure that matched the estimated value of the common stock and fractional warrant price to equate to the observed price of our outstanding units.

The Public Warrants were valued using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable inputs utilized in determining the fair value of the Public Warrants are the expected volatility of our common stock and our stock price. The expected volatility of our common stock was determined based on implied volatilities of public warrants issued by selected guideline companies and was estimated to be 10% before the expected business combination and 20% after the expected business combination. Our stock price was determined based on an iterative procedure that matched the estimated value of the common stock and fractional warrant price to equate to the observed price of our outstanding units.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants and was estimated to be 10% before the expected business combination and 20% after the expected business combination.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of February 6, 2020 (inception)	$—	$—	$—
Initial measurement on June 11, 2020	10,280,000	20,700,000	34,697,600
Change in fair value	6,476,400	12,420,000	18,896,400

Fair value as of December 31, 2020	$17,990,000	$35,604,000	$53,594,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from June 11, 2020 through December 31, 2020 was $34,697,600, when the Public Warrants were separately listed and traded.

The following table presents the changes in the fair value of FPA liability:

Private Placement

Fair value as of February 6, 2020 (inception)	$—
Initial measurement on June 11, 2020	350,000
Change in fair value	3,875,000

Fair value as of December 31, 2020	$4,225,000

The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 1/28/2021)	1	$414,228,281	$4,345	$414,232,626

NOTE 11. SUBSEQUENT EVENTS

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