Form 10-Q
period 2021-03-31
Hudson Executive Investment Corp.
filed 2021-05-18
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, 41,400,000 Class A ordinary shares, $0.0001 par value, and 10,350,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HUDSON EXECUTIVE INVESTMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$377,294	$1,178,377
Prepaid expenses	151,334	118,525

Total Current Assets	528,628	1,296,902
Marketable securities held in trust account	414,275,432	414,228,281

TOTAL ASSETS	$414,804,060	$415,525,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,588,952	$1,631,390
Income taxes payable	10,070	10,070
Promissory note – related party	2,586

Total Current Liabilities	1,601,608	1,641,460
FPA liability	1,650,000	4,225,000
Warrant liability	45,126,600	53,594,000
Deferred underwriting fee payable	14,490,000	14,490,000

Total Liabilities	62,868,208	73,950,460

Commitments and Contingencies
Class A common stock subject to possible redemption, 34,693,585 and 33,657,472 shares at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	346,935,850	336,574,720
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 6,706,415 and 7,742,528 shares issued and outstanding (excluding 34,693,585 and 33,657,472 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	671	774
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,350,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,035	1,035
Additional paid-in capital	21,873,075	32,234,102
Accumulated deficit	(16,874,779)	(27,235,908)

Total Stockholders’ Equity	5,000,002	5,000,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$414,804,060	$415,525,183

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2021	For the Period from February 6, 2020 (Inception) Through March 31, 2020
General and administrative expenses	$728,422	$1,000

Loss from operations	(728,422)	(1,000)
Other income (expense):
Change in fair value of Warrants	8,467,400
Change in fair value of FPA	2,575,000
Interest earned on marketable securities held in Trust Account	47,151	—

Other income, net	11,089,551	—

Income (loss) before provision for income taxes	10,361,129	(1,000)
Provision for income taxes	—	—

Net income (loss)	$10,361,129	$(1,000)

Weighted average shares outstanding of Class A redeemable common stock	41,400,000	—

Basic and diluted income per share, Class A redeemable common stock	$0.00	$—

Weighted average shares outstanding of Class B non-redeemable common stock	10,350,000	7,500,000

Basic and diluted net loss per share, Class B non-redeemable common stock	$1.00	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	7,742,528	$774	10,350,000	$1,035	$32,234,102	$(27,235,908)	$5,000,003
Change in value of common stock subject to possible redemption	(1,036,113)	(103)	—	—	(10,361,027)	—	(10,361,130)
Net Income (Loss)	—	—	—	—	—	10,361,129	10,361,129

Balance – March 31, 2021	6,706,415	$671	10,350,000	$1,035	$21,873,075	$(16,874,779)	$5,000,002

FOR THE PERIOD FEBRUARY 6, 2020 (INCEPTION) THROUGH MARCH 31, 2020

	Class A Common Stock		Class B Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares		Amount
Balance – February 6, 2020 (inception)	—	$—	—		$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	10,350,000	(1)	1,035	23,965	—	25,000
Net Loss	—	—	—		—	—	(1,000)	(1,000)

Balance – March 31, 2020	—	$—	10,350,000		$1,035	$23,965	$(1,000)	$(24,000)

(1)

On February 6, 2020, the Sponsor purchased an aggregate of 8,625,000 shares of Class B common stock of the Company. On June 8, 2020, the Company effected a 1.2:1 stock split of the Class B common stock, resulting in an aggregate of 10,350,000 shares of Class B common stock outstanding. All share and per-share amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,	For the Period from February 6, 2020 (Inception) Through March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$10,361,129	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of Warrants	(8,467,400)	—
Change in fair value of FPA	(2,575,000)
Interest earned on marketable securities held in Trust Account	(47,151)	—
Operating costs paid through promissory note	2,586
Formation cost paid by Sponsor	—	728
Changes in operating assets and liabilities:
Prepaid expenses	(32,809)	—
Accrued expenses	(42,438)	272

Net used in operating activities	(801,083)	—

Net Change in Cash	(801,083)	—
Cash – Beginning	1,178,377	—

Cash – Ending	$377,294	$—

Non-Cash Financing Activities:

Change in value of common stock subject to possible redemption	$10,361,130	$—

Offering costs included in accrued offering costs	$—	$5,000

Deferred offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$—	$25,000

Payment of offering costs through promissory note — related party	$—	$72,700

Deferred underwriting commissions

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

All activity for the period from February 6, 2020 (inception) through March 31, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of GROOP Internet Platform, Inc., a Delaware corporation (“Talkspace”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $23,353,182, consisting of $8,280,000 of underwriting fees, $14,490,000 of deferred underwriting fees and $583,182 of other offering costs. At March 31, 2021 and December 31, 2020, cash of $377,294 and $1,178,377, respectively, was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on June 11, 2020, an amount of $414,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or less until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Going Concern

As of March 31, 2021, the Company had $377,294 in its operating bank accounts, $414,275,432 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,072,980.

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Amended and Restated Annual Report on Form 10-K for the period ended December 31, 2020 filed with the SEC on May 4, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPA (as defined below) in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price. The Private Placement Warrants and FPA are valued using a Modified Black Scholes Option Pricing Model.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, there are 34,693,585 and 33,657,472 shares of Class A common stock subject to possible redemption presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheets, respectively.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had a deferred tax asset of approximately $143,000, which had a full valuation allowance.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

	Three Months Ended March 31,	For the Period from February 6, 2020 (Inception) Through March 31,
	2021	2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$47,151	$—
Income and Franchise Tax	(47,151)	—

Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	41,400,000	—
Basic and diluted net income per share, Class A	$—	$—
Non-Redeemable Class B Common Stock
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	10,361,129	(1,000)
Lees: Redeemable Net Earnings	$—	$—

Non-Redeemable Net Loss	10,361,129	$(1,000)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	10,350,000	7,500,000
Basic and diluted net loss per share, Class B	$1.00	$0.00

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, $2,586 was outstanding.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on June 8, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three months ended March 31, 2021, the Company incurred $30,000. As of March 31, 2021 and December 31, 2020, $100,000 and $70,000, respectively, is included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Legal Proceedings

On February 10, 2021, two purported shareholders of the Company filed actions against the Company and the members of the Company’s board relating to the Mergers. On March 10, 2021, the Company’s board received a stockholders demand letter against the Company and members of the Company’s board. In each case, the stockholders allege a variety of disclosure deficiencies in its proxy statement/prospectus and seek disclosures of additional information. The alleged omissions generally relate to (i) certain financial projections; (ii) certain valuation analyses performed by the Company and (iii) alleged conflicts of interest. Plaintiffs seek to enjoin the forthcoming shareholder vote on the Mergers unless and until the Company discloses the allegedly omitted material information summarized above. The plaintiffs also seek damages and attorneys’ fees.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,706,415 and 7,742,528 shares of Class A common stock issued or outstanding, excluding 34,693,585 and 33,657,472 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 10,350,000 shares of Class B common stock issued and outstanding.

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

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 12 months from the closing of the Initial Public Offering and (b) 30 days after the completion of a Business Combination.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2021, assets held in the Trust Account were comprised of $414,275,432 in money market funds, which are invested in U.S. Treasury Securities. At December 31, 2020, assets held in the trust account were comprised of $575 in money market funds and $414,232,051 in U.S. Treasury Bills. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company did not withdraw any interest income from the trust account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
March 31, 2021	Money market funds	1	N/A	N/A	$414,275,432
December 31, 2020	U.S. Treasury Securities (Mature on 1/28/2021)	1	$414,228,281	$4,345	$414,232,626

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2021	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	$17,990,000	$35,604,000
Warrant Liability – Private Placement Warrants	3	$15,111,600	$17,990,000
FPA Liability	3	$1,650,000	$4,225,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statement of operations.

HUDSON EXECUTIVE INVESTMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Total Warrant Liabilities
Fair value as of January 1, 2021	$17,990,000	$35,604,000	$53,594,000
Change in fair value	(2,878,400)	(5,589,000)	(8,467,400)

Fair value as of March 31, 2021	$15,111,600	$30,015,000	$45,126,600

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the period from June 11, 2020 through December 31, 2020 was $34,697,600, when the Public Warrants were separately listed and traded. There were no transfers between levels for the three months ended March 31, 2021.

The following table presents the changes in the fair value of FPA liability:

Private Placement
Fair value as of January 1, 2021	$4,225,000
Change in fair value	(2,575,000)

Fair value as of March 31, 2021	$1,650,000

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

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Hudson Executive Investment Corp. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to HEC Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly

Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (“SEC”) on May 5, 2021 (the “Annual Report”) and our other filings from time to time with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 6, 2020 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to throughout this Quarterly Report as our initial business combination. To date, our efforts have been limited to organizational activities, completion of our initial public offering (referred to herein as our “Initial Public Offering”) and the evaluation of possible business combinations, and we have neither engaged in any other operations nor generated any revenues. Based on our business activities to date, the Company is a “shell company” as defined under the Exchange Act because we have minimal operations and nominal assets consisting almost entirely of cash held in a trust account.

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

On June 11, 2020, we completed our Initial Public Offering of 41,400,000 units (“Units”) at a price of $10.00 per unit, generating gross proceeds of $414,000,000. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant of the Company. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to certain adjustments and conditions.

On January 12, 2021, we announced that we had entered into a definitive merger agreement (the “Merger Agreement”) with certain entities collectively known as “Talkspace,” and we refer to our proposed merger with Talkspace throughout this Quarterly Report on Form 10-Q as our “Proposed Business Combination.” We intend to effectuate the Proposed Business Combination using cash from the proceeds of our Initial Public Offering, the sale of the private placement warrants that occurred simultaneously with the completion of our Initial Public Offering and the sale of the forward purchase units, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

For the three months ended March 31, 2021, we had a net income of $10,361,129, which consisted of the change in the value of our warrant and FPA liabilities of $11,042,400 and interest earned on the marketable securities of $47,151, offset by operating costs of $728,422.

For the period from February 6, 2020 (inception) through March 31, 2020, we had a net loss of $1,000, which consists of formation costs.

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

For the three months ended March 31, 2021, cash used in operating activities was $801,083. Net income of $10,361,129 was offset by a non-cash charge for the change in the fair value of warrant and FPA liabilities of $11,042,400 interest earned on marketable securities held in the Trust Account of $47,151, and increased by operating costs paid through promissory note proceeds of $2,586. Changes in operating assets and liabilities provided $75,247 of cash from operating activities.

For the period from February 6, 2020 (inception) through March 31, 2020, cash used in operating activities was $1,000.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $414,275,432. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. During the period ended March 31, 2021, we did not withdraw any interest income from the Trust Account.

As of March 31, 2021, we had $377,294 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In addition, we entered into a forward purchase agreement (the “HEC Forward Purchase Agreement”) with HEC Master Fund LP (“HEC Master”) pursuant to which HEC Master has committed to purchase from us up to 5,000,000 Forward Purchase Units, for $10.00 per unit, or an aggregate amount of up to $50,000,000, in a private placement that will close concurrently with the closing of a Business Combination. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to us from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by us in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, HEC Master may purchase less than 5,000,000 Forward Purchase Units. In addition, HEC Master’s commitment under the HEC Forward Purchase Agreement will be subject to approval, prior to us entering into a definitive agreement for the initial Business Combination, of its investment committee. Pursuant to the terms of the HEC Forward Purchase Agreement, HEC Master will have the option to assign its commitment to one of its affiliates and up to $2,500,000 to members of our management team. The Forward Purchase Shares will be identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except that they will be subject to transfer restrictions and registration rights. The HEC Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by HEC Master or its permitted assignees and transferees.

In connection with the signing of the Merger Agreement, the Company and HEC Master amended the HEC Forward Purchase Agreement. Pursuant to the First Amendment to the HEC Forward Purchase Agreement, dated January 12, 2021, HEC Master’s purchase obligations were amended such that HEC Master is obligated to purchase 2,500,000 Forward Purchase Units and backstop up to $25,000,000 of redemptions by our stockholders through the purchase of additional Forward Purchase Units, in each case valued at $10.00 per Forward Purchase Unit, in a private placement that will close concurrently with the closing of the Business Combination.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants and the HEC Forward Purchase Agreement as described in the Company Amended Annual Report on Form 10-K/A, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, and the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes the financial statements included in this report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in the Amendment to our Annual Report on Form 10-K/A had not yet been identified. However, as management has identified a material weakness in our internal control over financial reporting with respect to the classification of the Company’s warrants and the HEC Forward Purchase Agreement as components of equity instead of as liabilities, as well as the related determination of the fair value of warrant liabilities, additional paid-in capital and accumulated deficit, and related financial disclosures, the Company is addressing this material weakness by taking several remedial actions, as more fully described in our Amendment to our Annual Reports on Form 10-K/A.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 11, 2020, we consummated our Initial Public Offering of 41,400,000 Units, inclusive of the issuance of 5,400,000 Units as a result of the underwriters’ election to exercise their over-allotment option in full. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $414,000,000. Citigroup Global Markets Inc and J.P. Morgan Securities LLC acted as the joint book running managers and SVB Leerink LLC acted as the co-manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-238583). The SEC declared the registration statement effective on June 8, 2020.

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

The private placement warrants are the same as the warrants underlying the Units sold in the Initial Public Offering, except that private placement warrants are not transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions. Additionally, the private placement warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the Initial Public Offering and the sale of the private placement warrants, $414,000,000 was placed in the Trust Account.

We paid a total of $8,280,000 in underwriting discounts and commissions and $583,182 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $14,490,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
***	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON EXECUTIVE INVESTMENT CORP.

Date: May 18, 2021		/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 18, 2021		/s/ Jonathan Dobres
	Name:	Jonathan Dobres
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)