Form 10-Q/A
period 2021-03-31
Hudson Executive Investment Corp.
filed 2021-05-24
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on May 18, 2021.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to the Quarterly Report on Form 10-Q.

No.	Description of Exhibit

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON EXECUTIVE INVESTMENT CORP.

Date: May 24, 2021		/s/ Douglas G. Bergeron
	Name:	Douglas G. Bergeron
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: May 24, 2021		/s/ Jonathan Dobres
	Name:	Jonathan Dobres
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

4