Form 10-Q
period 2021-06-30
Talkspace, Inc.
filed 2021-08-09
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-39314

TALKSPACE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4636604
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Not applicable	Not applicable
(Address of principal executive offices)	(Zip Code)

(212) 284-7206

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	TALK	Nasdaq Stock Market
Warrants to purchase common stock	TALKW	Nasdaq Stock Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒

As of August 2, 2021, the registrant had 152,255,736 shares of common stock, $0.0001 par value per share, outstanding.

basis of presentation

As used in this Quarterly Report, unless the context otherwise requires, references to:

•
“2021 Plan” are to the Talkspace, Inc. 2021 Incentive Award Plan;
•
“Business Combination” are to, together, (i) the First Merger and (ii) the Second Merger;
•
“Bylaws” are to our bylaws dated June 22, 2021;
•
“Certificate of Incorporation” are to the second amended and restated certificate of incorporation of Talkspace, Inc. dated June 22, 2021;
•
“Closing” are to the consummation of the Business Combination;
•
“DGCL” are to the Delaware General Corporation Law, as amended;
•
“2021 ESPP” are to the Talkspace, Inc. 2021 Employee Stock Purchase Plan;
•
“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•
“First Merger” are to the merger of First Merger Sub with and into Old Talkspace;
•
“First Merger Sub” are to Tailwind Merger Sub I, Inc.;
•
“HEC” are to Hudson Executive Investment Corp., a Delaware corporation;
•
“HEC Forward Purchase” are to the purchase by HEC Fund from HEC pursuant to the HEC Forward Purchase Agreement of 5,000,000 forward purchase units (the “Forward Purchase Units”), consisting of one share of Talkspace common stock and one-half of one warrant to purchase one share of Talkspace common stock, for $10.00 per unit, or an aggregate amount of $50,000,000, in a private placement closed concurrently with the Closing;
•
“HEC Forward Purchase Agreement” are to the forward purchase agreement, entered into as of June 8, 2020, by and between HEC and HEC Fund, as amended by that certain First Amendment to Forward Purchase Agreement, dated January 12, 2021;
•
“HEC Fund” are to HEC Master Fund LP, a Delaware limited partnership;
•
“HEC IPO” are to the initial public offering by HEC which closed on June 11, 2020;
•
“Merger Agreement” are to that certain Agreement and Plan of Merger, dated as of January 12, 2021, by and among HEC, Old Talkspace, First Merger Sub and Second Merger Sub;
•
“Old Talkspace” are to Groop Internet Platform, Inc. (d/b/a “Talkspace”), a Delaware corporation;
•
“PIPE Investment” are to the purchase of shares of Talkspace common stock pursuant to the Subscription Agreements;
•
“private placement warrants” are to the warrants issued by HEC to the Sponsor in a private placement simultaneously with the closing of the HEC IPO and the warrants originally sold as part of the units in the HEC Forward Purchase;
•
“public warrants” are to the warrants originally sold as part of the units in the HEC IPO (whether they were purchased in the HEC IPO or thereafter in the open market);
•
“SEC” are to the United States Securities and Exchange Commission;
•
“Second Merger Sub” are to Tailwind Merger Sub II, LLC;
•
“Sponsor” are to HEC Sponsor LLC, a Delaware limited liability company;
•
“Sponsor Support Agreement” are to that certain Support Agreement, dated as of January 12, 2021, by and among HEC, the HEC Insiders and Old Talkspace;
•
“Subscription Agreements” are to the subscription agreements entered into by and between HEC and the PIPE Investors, in each case, dated as of January 12, 2021 and entered into in connection with the PIPE Investment;
•
“Transactions” are to, collectively, the Business Combination and the other transactions contemplated by the Merger Agreement;

•
“Warrant Agreement” are to that certain Warrant Agreement, dated as of June 8, 2020, by and between HEC and Continental Stock Transfer & Trust Company; and
•
“warrants” are to the public warrants and the private placement warrants.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, business strategy, expectations regarding the impact of COVID-19, our efforts to remediate our material weakness in internal control over financial reporting, and our objectives for future operations.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including without limitation, risks related to:

•
our history of losses and our ability to achieve or sustain profitability;
•
the evolution of the markets in which we operate;
•
our ability to continue to grow our business;
•
our limited operating history;
•
our ability to raise additional capital;
•
factors relating to our business, operations and financial performance, including:
o
the impact of the COVID-19 pandemic;
o
our ability to maintain an effective system of internal controls over financial reporting;
o
our ability to grow market share in our existing markets or any new markets we may enter;
o
our ability to respond to general economic conditions;
o
the growth and evolution of the virtual behavioral health market;
o
risks associated with increased competition in the virtual behavioral health market;
o
our ability to maintain and enhance our products and brand, and to attract customers;
o
our ability to manage, develop and refine our technology platform;
o
our ability to grow our member base; and
•
other factors detailed under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.

Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could cause a decline in the price of shares of our common stock or warrants and result in a loss of all or a portion of your investment:

•
We have a history of losses, which we expect to continue, and we may never achieve or sustain profitability.
•
Our business and the markets we operate in are new and rapidly evolving which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
•
We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which could have a material adverse effect on the market price of our common stock.
•
The virtual behavioral health market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our services are not competitive, the growth of our business will be harmed.
•
The outbreak of the novel coronavirus (COVID-19) and its impact on business and economic conditions could adversely affect our business, results of operations and financial condition, and the extent and duration of those effects will be uncertain.
•
We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.
•
If growth in the number of clients and members or providers on our platform decreases, or the number of products or services that we are able to sell to our clients and members decreases, due to legal, economic or business developments, our business, financial condition and results of operations will be harmed.
•
We may be unsuccessful in achieving broad market education and changing consumer purchasing habits.
•
Our growth depends in part on the success of our strategic relationships with third parties that we provide services to.
•
Our virtual behavioral healthcare strategies depend on our ability to maintain and expand our network of therapists, psychiatrists and other providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.
•
Developments affecting spending by the healthcare industry could adversely affect our business.
•
Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions.
•
We are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician and other professional services, and our business, financial condition and our ability to operate in certain jurisdictions would be adversely affected if those relationships were disrupted or if our arrangements with our providers or clients are found to violate state laws prohibiting the corporate practice of medicine or fee splitting.
•
The impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations.

•
Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer behavior.
•
Our use and disclosure of personally identifiable information, including PHI, personal data, and other health information, is subject to state, federal or other privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and member bases and revenue.
•
Any failure to protect, enforce or defend our intellectual property rights could impair our ability to protect our technology and our brand.
•
We may be subject to securities litigation, which is expensive and could divert management attention.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$248,173	$13,248
Accounts receivable	6,617	5,914
Other current assets	4,318	1,515
Total current assets	259,108	20,677
Property and equipment, net	549	175
Deferred issuance costs	-	692
Intangible assets, net	4,315	5,195
Goodwill	6,134	6,134
Other long-term assets	98	-
Total assets	$270,204	$32,873

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$11,759	$7,901
Deferred revenues	7,549	5,172
Accrued expenses and other current liabilities	9,640	7,416
Total current liabilities	28,948	20,489

Warrant liabilities	38,897	-
Other long-term liabilities	98	-
Total liabilities	67,943	20,489

CONVERTIBLE PREFERRED STOCK:

Convertible preferred stock (Series Seed, Seed-1, Seed-2, A, B, C and D) of 0.0001 par value — Authorized: 100,000,000 and 95,709,146 shares at June 30, 2021 and December 31, 2020, respectively; Issued and outstanding: 0 and 94,582,550 shares at June 30, 2021 and December 31, 2020, respectively (1)	-	111,282

STOCKHOLDERS’ DEFICIT:

Common stock of 0.0001 par value — Authorized: 1,000,000,000 and 129,397,278 shares at June 30, 2021 and December 31, 2020, respectively; Issued and outstanding: 152,255,736 and 13,413,431 shares at June 30, 2021 and December 31, 2020, respectively (1)	15	1
Additional paid-in capital (1)	354,213	9,889
Accumulated deficit	(151,967)	(108,788)
Total stockholders’ deficit	202,261	(98,898)
Total liabilities, convertible preferred stock and stockholders’ deficit	$270,204	$32,873

(1) Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$30,983	$17,877	$58,140	$28,997
Cost of Revenues	11,697	5,570	21,511	10,980
Gross profit	19,286	12,307	36,629	18,017
Operating expenses:
Research and development, net	4,781	2,400	7,745	5,128
Clinical operations	1,913	759	3,990	1,636
Sales and marketing	26,443	8,442	48,694	17,360
General and administrative	13,710	1,347	16,318	2,461
Total operating expenses	46,847	12,948	76,747	26,585
Operating loss	27,561	641	40,118	8,568
Financial expense (income), net	2,870	(1)	3,043	(31)
Loss before taxes on income	30,431	640	43,161	8,537
Taxes on income	10	6	18	9
Net loss	30,441	646	43,179	8,546
Other comprehensive income (loss)	—	—	—	—
Comprehensive loss	30,441	646	43,179	8,546
Net loss per share (1):
Basic and diluted net loss per share	$1.15	$0.05	$2.15	$0.64
Weighted average number of common shares used in computing basic and diluted net loss per share	26,362,369	13,367,502	20,097,094	13,334,965

(1) Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (Unaudited)

U.S. dollars in thousands (except share data)

Three and six months ended June 30, 2020:
	Convertible Preferred Stock (1)		Common Stock (1)
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional paid-in capital (1)	Accumulated deficit	Total
Balance as of December 31, 2019	94,582,550	$111,282	13,223,673	$1	$6,818	$(86,418)	$(79,599)
Exercise of stock options	—	—	122,004	*)	54	—	54
Stock-based compensation	—	—	—	—	401	—	401
Net loss	—	—	—	—	—	(7,900)	(7,900)
Balance as of March 31, 2020	94,582,550	111,282	13,345,677	1	7,273	(94,318)	(87,044)
Exercise of stock options	—	—	29,516	*)	8	—	8
Stock-based compensation	—	—	—	—	332	—	332
Net loss	—	—	—	—	—	(646)	(646)
Balance as of June 30, 2020	94,582,550	$111,282	13,375,193	$1	$7,613	$(94,964)	$(87,350)

Three and six months ended June 30, 2021:
	Convertible Preferred Stock (1)		Common Stock (1)
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2020	94,582,550	$111,282	13,413,431	$1	$9,889	$(108,788)	(98,898)
Exercise of stock options	—	—	684,923	*)	797	—	797
Stock-based compensation	—	—	—	—	1,513	—	1,513
Issuance of warrants	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	(12,738)	(12,738)
Balance as of March 31, 2021	94,582,550	111,282	14,098,354	1	12,324	(121,526)	(109,201)
Exercise of stock options	—	—	2,617,908	*)	1,128	—	1,128
Stock-based compensation	—	—	—	—	15,196	—	15,196
Common stock issued related to exercise of warrants	—	—	98,871	*)	609	—	609
Acquisition of warrants	—	—	—	—	27,945	—	27,945
Preferred stock conversion	(94,582,550)	(111,282)	94,582,550	10	111,272	—	111,282
Issuance of common stock in connection with Business Combination and PIPE offering, net of issuance costs	—	—	40,858,053	4	185,739	—	185,743
Net loss	—	—	—	—	—	(30,441)	(30,441)
Balance as of June 30, 2021	—	$—	152,255,736	$15	$354,213	$(151,967)	$202,261

*)	Represents an amount lower than $1

(1) Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(43,179)	$(8,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	955	36
Amortization of debt issuance cost	175	—
Stock-based compensation	16,709	733
Warrant issuance cost and change in fair value	3,043	—
Increase in accounts receivable	(703)	(785)
Increase in other current assets	(1,784)	(556)
Increase (decrease) in accounts payable	4,833	(326)
Increase in deferred revenues	2,377	2,068
Decrease in accrued expenses and other current liabilities	(213)	(286)
Net cash used in operating activities	(17,787)	(7,662)
Cash flows from investing activities:
Purchase of property and equipment	(449)	(9)
Net cash used in investing activities	(449)	(9)
Cash flows from financing activities:
Proceeds from reverse capitalization, net of transaction costs	251,325	—
Proceeds from borrowings	6,000	—
Repayment of borrowings	(6,000)	—
Payment of debt issuance cost	(50)	—
Proceeds from exercise of stock options	1,886	62
Net cash provided by financing activities	253,161	62
Change in cash and cash equivalents	234,925	(7,609)
Cash and cash equivalents at the beginning of the period	13,248	39,632
Cash and cash equivalents at the end of the period	$248,173	$32,023
Supplemental cash flow data:
Cash paid for interest	101	19
Non-cash financing activity:
Conversion of preferred stock to common stock	111,282	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

U.S. dollars in thousands (except share and per share data)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Talkspace, Inc. (together with its consolidated subsidiaries, the “Company” or “Talkspace”) is a leading behavioral healthcare company enabled by a purpose-built technology platform. Talkspace provides individuals and licensed therapists, psychologists and psychiatrists with an online platform for one-on-one therapy delivered via messaging, audio and video.

Talkspace, Inc. was originally incorporated as Hudson Executive Investment Corp. (“HEC”), a special purpose acquisition company, in Delaware on October 30, 2019 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization or other similar business combination with one or more businesses or entities.

Business Combination

On January 12, 2021, HEC, entered into an Agreement and Plan of Merger, dated as of January 12, 2021 (the “Merger Agreement”), with Groop Internet Platform, Inc. (“Old Talkspace”), Tailwind Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of HEC (“First Merger Sub”), and Tailwind Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”).

On June 22, 2021, as contemplated by the Merger Agreement, First Merger Sub merged with and into Old Talkspace (the “First Merger”) with Old Talkspace surviving the First Merger, and immediately following the First Merger and as part of the same overall transaction as the First Merger, Old Talkspace merged with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of HEC (the “Second Merger” and, together with the First Merger, the “Business Combination”). In connection with the Business Combination, HEC filed the Certificate of Incorporation and changed its name to “Talkspace, Inc.”

The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, HEC who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Old Talkspace issuing stock for the net assets of HEC, accompanied by a recapitalization. The net assets of HEC are stated at historical cost, with no goodwill or other intangible assets recorded.

Old Talkspace was determined to be the accounting acquirer based on the following predominant factors:

•
Old Talkspace’s shareholders represent a relative majority of the voting rights in the Company and have the ability to nominate the members of the board of directors for the Company;
•
Old Talkspace’s operations prior to the acquisition represent the ongoing operations of the Company; and
•
 Old Talkspace’s senior management represents a majority of the senior management of the Company.

The consolidated assets, liabilities and results of operations prior to the Business Combination are those of Old Talkspace. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination.

See Note 3, “Business Combination,” for further details.

Other

On November 1, 2020, the Company completed an acquisition of Lasting, an app-based subscription for relationship and couple counseling for a total cash consideration of $10,685. In addition, the Company entered into a non-competition agreement for a total consideration of $939, which was recorded as an intangible asset.

Operating Segments

The Company operates its business in a single segment, which is how its chief operating decision maker, the Company’s Chief Executive Officer, reviews financial performance and allocates resources. The majority of the Company’s operations is based in the United States.

COVID-19

The global pandemic associated with COVID-19 has caused major disruption to all aspects of the global economy and daily life, particularly as quarantine and stay-at-home orders have been imposed by all levels of government. The Company has followed guidance by the United States, Israeli and other applicable foreign and local governments to protect its employees and operations during the pandemic and has implemented a remote environment for its business. The Company cannot predict the potential impacts of the COVID-19 pandemic on its business or operations, but continuously monitors performance and other industry reports to assess the risk of future negative impacts as the disruptions of the COVID-19 pandemic continue to evolve.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The Company’s interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2020, have been applied consistently in these unaudited condensed consolidated financial statements, unless otherwise stated. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2020 and 2019 included in the Company’s final prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 13, 2021 (the “Prospectus”).

Reclassifications

The Company has made certain reclassifications to prior period amounts to conform to the current period presentation within the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements.

Use of estimates

The preparation of consolidated financial statements, in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates its assumptions on an ongoing basis. The Company’s management believes that the estimates, judgment, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, it is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used.

Recently adopted accounting standards

In February 2016, the FASB issued ASU 2016-02, Topic 842 “Leases”. This ASU clarifies the definition of a lease and requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. In November 2019, the FASB issued ASU 2020-05 which extends the effective date of ASU 2016-02 for non-public business entities, including smaller reporting companies, to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted.

The Company adopted ASC 842 on January 1, 2021 and did not restate comparative periods. In addition, the Company elected the available practical expedients on adoption.

The Company determines if an arrangement is a lease at inception. Lease classification is governed by five criteria in ASC 842-10-25-2. If any of these five criteria is met, the Company classifies the lease as a finance lease. Otherwise, the Company classifies the lease as an operating lease. As of June 30, 2021, all arrangements were classified as operating leases.

Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of the lease payments. Operating lease expenses are recognized on a straight-line basis over the lease term.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases with a term shorter than 12 months. This means that for those leases, the Company does not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition, but recognizes lease expenses over the lease term on a straight-line basis. The Company also elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases.

The Company does not currently have any leases with terms in excess of 12 months. The Company adopted this ASU with no impact on its financial statements or related footnotes.

NOTE 3. BUSINESS COMBINATION

As discussed in Note 1, on June 22, 2021, the Company completed the Business Combination pursuant to the Merger Agreement dated January 12, 2021. The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, HEC, who was the legal acquirer, was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Old Talkspace issuing stock for the net assets of HEC, accompanied by a recapitalization. The net assets of HEC are stated at historical cost, with no goodwill or other intangible assets recorded.

Upon the Closing, among other things, all shares of Old Talkspace’s Common Stock, par value $0.001 per share (the “Old Talkspace Common Stock”), all shares of Old Talkspace’s Series Seed Preferred Stock, par value $0.001 per share, Series Seed-1 Preferred Stock, par value $0.001 per share, Series Seed-2 Preferred Stock, par value $0.001 per share, Series A Preferred Stock, par value $0.001 per share, Series B Preferred Stock, par value $0.001 per share, Series C Preferred Stock, par value $0.001 per share and Series D Preferred Stock, par value $0.001 per share (collectively, the “Old Talkspace Preferred Stock” and, together with the Old Talkspace Common Stock, the “Old Talkspace Capital Stock”) and all vested options exercisable for Old Talkspace Common Stock (“Old Talkspace Vested Options”) outstanding as of immediately prior to Closing were cancelled or assumed, as applicable, and converted into the right to receive, at the election of the holders thereof, a number of shares of Talkspace’s Common Stock, par value $0.0001 per share (the “Talkspace common stock”) (or, with respect to holders of Old Talkspace Vested Options, a number of vested options exercisable for Talkspace common stock “Talkspace Vested Options”) or a combination of shares of Talkspace common stock and cash (or, with respect to holders of Old Talkspace Vested Options, a combination of Talkspace Vested Options and cash), in each case, as adjusted pursuant to the Merger Agreement, which, in the aggregate with the unvested options exercisable for Old Talkspace Common Stock assumed by Talkspace and converted into unvested options exercisable for Talkspace common stock, equaled approximately $199.3 million in cash and 109,461,534 shares of Talkspace common stock (at a deemed value of $10.00 per share). The 109,461,534 shares consisted of 91,473,779 shares issued to holders of Old Talkspace capital stock and 17,987,755 options to purchase Talkspace common stock issued to holders of Old Talkspace stock options. The exchange ratio of 1.134140 was used to convert Old Talkspace capital stock and stock options into Talkspace capital stock and stock options.

In connection with the Business Combination, a number of investors (each, a “Subscriber”) purchased from the Company an aggregate of 30,000,000 shares of common stock (the “PIPE”), for a purchase price of $10.00 per share and an aggregate purchase price of $300.0 million (the “PIPE Shares”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into effective as of January 12, 2021.

In addition, in connection with the execution of the Merger Agreement, Talkspace entered into an amendment to the forward purchase agreement (as amended, the “Forward Purchase Agreement”) with HEC Master Fund LP, a Delaware limited partnership and affiliate of the Sponsor (“HEC Fund”), dated June 8, 2020. Pursuant to the Forward Purchase Agreement, HEC Fund agreed to purchase 2,500,000 forward purchase units, consisting of one share of HEC’s Class A common stock and one-half of one warrant to purchase one share of HEC’s Class A common stock, for $10.00 per unit, or an aggregate amount of $25.0 million, in a private placement that would close concurrently with the Closing and to backstop up to $25.0 million of redemptions by stockholders of HEC (the “Forward Purchase”).

Immediately after giving effect to the redemption of 25,968,043 shares of HEC’s Class A common stock in connection with the Business Combination, the Forward Purchase and the PIPE Investment, there were 152,255,736 shares of Talkspace common stock and 33,480,000 warrants to purchase Talkspace common stock (the “Talkspace warrants”) outstanding. Upon the consummation of the Business Combination, HEC’s Class A common stock, warrants and units ceased trading on The Nasdaq Stock Market LLC (the “Nasdaq”), and Talkspace common stock and Talkspace warrants began trading on June 23, 2021 on Nasdaq under the symbols “TALK” and “TALKW,” respectively.

Upon the closing of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of common stock to 1,000,000,000 shares, $0.0001 par value per share, and authorized shares of preferred stock to 100,000,000, $0.0001 par value per share.

Public Warrants and Private Placement Warrants

As a result of the Business Combination, the Company assumed the outstanding Public Warrants to purchase 20,700,000 shares of the Company’s common stock and the outstanding Private Placement Warrants to purchase 10,280,000 shares of the Company’s common stock. Additionally, the Company issued 2,500,000 Private Placement Warrants at Closing pursuant to the Forward Purchase Agreement with HEC Fund as described above. Each whole Warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, at any time commencing 30 days after the closure of the Business Combination. The warrants expire five years after the completion of the Business Combination.

Redemption of Warrants for Cash

Once the Public Warrants become exercisable, the Company may call the Public Warrants for redemption:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon a minimum of thirty (30) days’ prior written notice of redemption, or the thirty (30)-day redemption period, to each warrant holder; and
•
if, and only if, the closing price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock recapitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30)-trading day period ending on the third business day prior to the date on which we send the notice of redemption to the warrant holders.

When the Public Warrants become redeemable, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company determined the Public Warrants met the criteria to be classified as equity in accordance with ASC 815-40. The Company valued these warrants using the instrument’s publicly listed trading price on the date of acquisition and included $27.9 million related to these warrants in additional paid-in capital within stockholder’s deficit. The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40. As of June 30, 2021, the Company included $38.9 million within warrant liabilities in the accompanying condensed consolidated balance sheets. Refer to Note 5, “Fair Value Measurement” for additional information.

NOTE 4. REVENUE RECOGNITION

The Company is operating a virtual behavioral healthcare business that connects individuals and licensed therapists, psychologists and psychiatrists with an online platform for one-on-one therapy delivered via messaging, audio and video. Individuals access the company’s services through the Company’s website or mobile app.

The Company provides these services directly to individuals through a subscription plan. The Company also contracts with health plans and other enterprises to provide its services to individuals who are qualified to receive access to the Company’s services through the Company’s commercial arrangements.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues from sales to unaffiliated customers:
Consumers	$21,091	$15,526	$39,655	$25,285
Commercial	9,892	2,351	18,485	3,712
Total	$30,983	$17,877	$58,140	$28,997

NOTE 5. FAIR VALUE MEASUREMENT

The Company applies ASC 820, “Fair Value Measurements and Disclosures”. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The hierarchy is broken down into three levels based on the inputs as follows:

Level 1:

Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2:	Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3:	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In connection with the consummation of the Business Combination, the Company acquired Private Placement Warrants from HEC. Additionally, there were Private Placement Warrants that were issued related to the closure of the Forward Purchase Agreement with the HEC Fund as described in Note 3. The Company measures its Private Placement Warrants at fair value on a recurring basis. The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was estimated to be approximately 50%.

Prior to the Business Combination, Old Talkspace had issued warrants to purchase its common stock and its Series D preferred stock. In connection with the Business Combination, the warrants to purchase Old Talkspace’s common stock and its Series D preferred stock were exercised and converted into common shares of the Company during the quarter ended June 30, 2021. As of December 31, 2020, there were 60,000 outstanding warrants to purchase the Old Talkspace’s common stock for a price of $0.44 per share and 50,881 outstanding warrants to purchase the Company’s preferred D stock for a price of $2.75 per share. The inputs related to Old Talkspace’s share prices prior to the Business Combination were determined based on management’s assumptions and based on the Option Pricing Model (“OPM”). The fair value of the underlying preferred share price was determined by the board of directors, considering among others, a third-party valuation. These inputs were considered to be a Level 3 measurement.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2021	December 31, 2020
Liabilities:
Warrant liability – Private Placement Warrants	3	$38,897	$-
Warrant liability – warrants to purchase Old Talkspace’s preferred D shares	3	-	444

The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the condensed consolidated statement of operations and comprehensive loss.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Old Talkspace Warrants
Balance at December 31, 2020	$-	$444
Acquired in Business Combination	32,399	-
Issued in connection with closure of the Forward Purchase Agreement	7,879	-
Change in value	(1,381)	165
Converted into equity	-	(609)
Balance at June 30, 2021	$38,897	$-

In connection with the consummation of the Business Combination, the Company also acquired Public Warrants from HEC and also issued equity warrants to certain consultants. The Company determined these warrants met the criteria to be classified as equity in accordance with ASC 815-40. The Company valued these warrants using the instrument’s publicly listed trading price on the date of acquisition or issuance, where applicable, and included in additional paid-in capital within stockholder’s deficit. This is considered to be a non-recurring Level 1 measurement due to the use of an observable market quote in an active market.

NOTE 6. BORROWING ARRANGEMENTS

On March 15, 2021, Talkspace entered into a credit and security agreement (the “Credit Agreement”) by and among, Talkspace and Talkspace Network LLC, as borrowers (each and collectively, jointly and severally, “Borrower”) and JPMorgan Chase Bank, N.A. and the other loan parties party thereto to provide Borrower with a term loan of up to $15,000, which was available to be drawn in a period of twelve months. The term loan will be required to be repaid within thirty-six months, beginning twelve months from the effective date of the Credit Agreement. In addition, under the Credit Agreement Borrower was provided with a credit line of up to $5,000, available for a period of two years from the effective date of the Credit Agreement.

Under the Credit Agreement, Borrower was required to maintain a minimum 85% of the net revenue disclosed in the annual projections. The loans bore interest at a per annum rate equal to (x) in respect of each term loan, the greater of (i) the prime rate plus the Applicable Margin or (ii) 4.75%, and (y) in respect of each revolving loan, the greater of (i) the prime rate plus the Applicable Margin or (ii) 3.75%. “Applicable Margin” is (x) in respect of each term loan, 1.50% per annum and (y) in respect of each revolving loan, 0.50% per annum.

In accordance with the Credit Agreement entered into on March 15, 2021, the Company issued a warrant (the “Warrant”) to JPMorgan Chase Bank, N.A. to purchase 114,454 shares at an exercise price of $0.01 per share in the case that, prior to June 30, 2021, the Company has neither (i) closed the Mergers nor (ii) received net proceeds of at least twenty million dollars ($20,000) in connection with the issuance of additional equity interests. The Warrant provided that, if the Company either were to close the Mergers or receive such net proceeds from an equity issuance prior to June 30, 2021, the Warrant would be exercisable for zero shares and would automatically terminate. Otherwise, the Warrant would be exercisable until March 15, 2031 unless earlier terminated by the lender. During the three months ended March 31, 2021, the Company recorded $125 in additional paid-in capital related to the estimated value of the issued warrant. As a result of the closing of the Business Combination, the Warrant was cancelled during the three months ended June 30, 2021.

In May 2021, the Company borrowed $6,000 under the Credit Agreement to provide for additional liquidity. This amount was repaid in June 2021. In June 2021, the Company terminated the Credit Agreement.

During the six months ended June 30, 2021, the Company recorded debt issuance costs of $175, which comprised of $50 in upfront fees and $125 for the issued warrant.  These costs were fully amortized through the termination of the Credit Agreement.

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time-to-time, the Company is party to various legal proceedings, claims and litigation that arise in the normal course of business. In the opinion of management the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Warranties and Indemnification

The Company’s arrangements generally include certain provisions for indemnifying Clients against liabilities if there is a breach of a Client’s data or if the Company’s service infringes a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications.

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as a director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer liability insurance coverage that would generally enable it to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

NOTE 8. CONVERTIBLE PREFERRED STOCK

Prior to the Business Combination, Old Talkspace’s convertible preferred stock consisted of the following:

	December 31, 2020
	Issue Price	Shares Authorized (1)	Shares Issued and Outstanding (1)	Net Carrying Value	Aggregate Liquidation Preference
Seed	$0.3275	3,895,772	3,895,771	$1,112	$1,125
Seed-1	0.3036	8,860,187	8,860,185	2,340	2,372
Seed-2	0.3624	3,755,433	3,755,433	1,150	1,200
Series A	0.5842	18,163,165	18,163,165	9,316	9,356
Series B	1.0413	16,718,570	16,337,364	14,934	15,000
Series C	1.5839	22,412,141	22,412,141	31,226	31,300
Series D	2.7515	21,903,878	21,158,491	51,204	51,332
Total		95,709,146	94,582,550	$111,282	$111,685

(1) Shares authorized and shares issued and outstanding have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for further details.

The terms for the preferred stock provided that each share shall automatically be converted into shares of common stock at the then effective conversion price for such share immediately upon either (i) the closing of the sale of shares of common stock to the public at a price of at least $4.8151 per share (before deduction of the underwriting discount and commissions and subject to appropriate adjustments), in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $50,000 of proceeds, before deduction of the underwriting discount and commissions, to the Company, (ii) the closing of the sale of shares of common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, that is approved by the holders of at least a majority of the then outstanding shares of senior preferred stock, which shall include the holders of 55% of the outstanding shares of series D preferred stock, or (iii) the affirmative vote or written consent of the holders of at least a majority of the then outstanding shares of senior preferred stock, voting together as a single class and on an as-converted basis, which (A) shall include the holders of a majority of the outstanding shares of each of the series C preferred stock and series D preferred stock, if such conversion is not made in connection with a deemed liquidation event, and (B) shall include the holders of at least 70% of the outstanding shares of series C preferred stock and the holders of 55% of the outstanding shares of series D preferred stock, if such conversion is made in connection with a deemed liquidation event.

As a result of the Business Combination, all of the shares of preferred stock were converted into common stock.

NOTE 9. SHARE-BASED COMPENSATION

The Company adopted the 2014 Stock Incentive Plan (the “2014 Plan”) pursuant to which incentive and nonqualified stock options and stock purchase rights to purchase the Company’s common stock may be granted to officers, employees, directors, consultants and service providers.

In connection with the closing of the Business Combination, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”) under which the Company may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent. In connection with the effectiveness of the 2021 Plan, no further awards will be granted under the 2014 Plan. Employees, consultants and directors of the Company, and employees and consultants of its subsidiaries, are eligible to receive awards under the 2021 Plan.

 The 2021 Plan is administered by the Company’s board of directors, which may delegate its duties and responsibilities to one or more committees of the Company’s directors and/or officers (referred to collectively as the “plan administrator”), subject to the limitations imposed under the 2021 Plan, Section 16 of the Securities Exchange Act of 1934, as amended, stock exchange rules and other applicable laws. The plan administrator has the authority to take all actions and make all determinations under the 2021 Plan, to interpret the 2021 Plan and award agreements and to adopt, amend and repeal rules for the administration of the 2021 Plan as it deems advisable. The plan administrator also has the authority to determine which eligible service providers receive awards, grant awards and set the terms and conditions of all awards under the 2021 Plan, including any vesting and vesting acceleration provisions, subject to the conditions and limitations in the 2021 Plan.

An initial aggregate of 15,565,074 shares of Talkspace common stock are available for issuance under the 2021 Plan and the maximum number of shares of Talkspace common stock that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Plan is 100,000,000. The aggregate share limit under the 2021 Plan will be subject to an annual increase on the first day of each calendar year beginning January 1, 2022 and ending on and including January 1, 2031 by a number of shares equal to the lesser of (i) a number equal to 5% of the aggregate number of shares of Talkspace common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Talkspace common stock as is determined by the Talkspace board of directors.

In connection with the closing of the Business Combination, the Company also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) under which employees of Talkspace and its participating subsidiaries are provided with the opportunity to purchase Talkspace common stock at a discount through accumulated payroll deductions during successive offering periods.

The 2021 ESPP is administered by the compensation committee of the Company’s board of directors (referred to collectively as the “plan administrator”). The plan administrator has the authority to take all actions and make all determinations under the 2021 ESPP, to interpret the 2021 ESPP and to adopt, amend and repeal rules for the administration of the 2021 ESPP as it deems advisable.

An aggregate of 2,983,015 shares of Talkspace common stock are initially available for issuance under the 2021 ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of Talkspace common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Talkspace common stock as determined by the Talkspace board of directors. The maximum number of shares of Talkspace common stock that may be granted under the 2021 ESPP is 50,000,000.

A summary of the Company’s stock option activity under the 2014 Plan to employees, directors and service providers and related information is as follows:

	Six months ended June 30, 2021 (1)
	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at the beginning of the period	20,525,332	0.71	6.76	153,934
Granted	1,013,759	7.64
Exercised	(3,302,831)	0.59
Forfeited	(248,505)	1.39
Outstanding at the end of the period	17,987,755	1.11	6.95	129,440
Exercisable at the end of the period	12,272,727	0.60	6.16	94,584

(1) Number of options and the weighted average exercise price have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for further details.

The weighted average grant date fair value of stock options granted to employees during the periods ended June 30, 2021 and 2020 was $6.33 and $0.90 per share, respectively.

During the three months ended June 30, 2021, the Company granted 317,010 stock options to its directors under the 2021 Plan. The Company also issued 650,000 warrants to certain consultants in connection with the closure of the Business Combination.

The following table sets forth the total stock-based compensation expense included in the respective components of operating expenses in the condensed consolidated statements of operations and comprehensive loss:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development, net	$1,345	$27	$1,517	$56
Clinical Operations	216	5	287	9
Sales and Marketing	3,142	45	4,019	210
General and administrative	10,493	255	10,886	458
Total stock-based compensation expense	$15,196	$332	$16,709	$733

As of June 30, 2021, there was $18.3 million of total unrecognized compensation cost related to non-vested options that are expected to be recognized over a period of up to 4 years.

As a result of the Business Combination, the Company recognized $12.3 million in stock compensation expense related to the modification of vested stock options. Additionally, the unrecognized compensation cost includes $5.2 million of expense related to the modification of unvested stock options in connection with the Business Combination. This cost will be recognized over the vesting period for the respective stock options.

NOTE 10. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$30,441	$646	$43,179	$8,546

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted (1)	26,362,369	13,367,502	20,097,094	13,334,965

(1) Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for further details.

The following were excluded from the calculation of diluted loss per share since it would have an anti-dilutive effect: 18,304,765 stock options, 12,780,000 private placement warrants and 21,350,000 public warrants to the Company’s common stock.

NOTE 11. TAXES ON INCOME

As a result of the Company’s history of net operating losses (“NOL”), the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not more-likely-than-not to be realized.

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to the business of Talkspace and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes contained in this Quarterly Report on Form 10-Q (the “Form-10-Q”) and the financial statements and related notes for the year ended December 31, 2020 included in the Company’s final prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 13, 2021 (the “Prospectus”). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Forward-Looking Statements” sections and elsewhere in this Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

As a healthcare company enabled by a purpose-built technology platform, Talkspace offers convenient and affordable access to a fully-credentialed network of highly qualified providers. We are a leading virtual behavioral health company and, since Talkspace’s founding in 2012, we have connected millions of patients, who we refer to as our members, with licensed mental health providers across a wide and growing spectrum of care through virtual counseling, psychotherapy and psychiatry. We created a purpose-built platform to address the vast, unmet and growing demand for mental health services of our members, serving our business-to-consumer (“B2C”) channel, comprised of individual consumers who subscribe directly to our platform, and our business-to-business (“B2B”) channel, comprised of large enterprise clients such as Google and Expedia and large health plans and employee assistance programs (“health plan clients”) such as Aetna, Cigna, Premera, Humana and Optum (collectively, our “clients”), who offer their employees and insured members access to our platform for free or at in-network reimbursement rates, respectively.

For the three months ended June 30, 2021, we provided therapy to approximately 117,700 members on our platform, as compared to approximately 72,600 for the three months ended June 30, 2020. For the six months ended June 30, 2021, we provided therapy to approximately 168,500 members on our platform, as compared to approximately 95,600 members for the six months ended June 30, 2020. As of June 30, 2021, we had over 60,000 active members receiving care through our B2C and B2B channels, including approximately 32,500 B2C active members, and approximately 56 million B2B eligible lives. We consider members “active” (i) in the case of our B2C members, commencing on the date such member initiates contact with a provider on our platform until the term of their monthly, quarterly or bi-annual subscription plan expires, unless terminated early, and (ii) in the case of our B2B members, if such members have engaged on our platform during the preceding 25 days, such as sending a text, video or audio message to, or participating in a video call with, a provider, completing a satisfaction or progress report survey or signing up for our platform. We consider B2B lives “eligible” if such persons are eligible to receive treatment on the Talkspace platform, in the case of our enterprise clients, for free when their employer is under an active contract with Talkspace, or, in the case of health plan clients, at an agreed upon reimbursement rate through insurance under an employee assistance program or other network behavioral health paid benefit program.

The behavioral health market has traditionally been underserved for a number of reasons, including as a result of inadequate access, a limited universe of qualified providers, high cost and social stigma. We believe virtual is the ideal modality for mental health treatment because it removes or reduces these burdens associated with traditional face-to-face mental health services by improving convenience through 24/7 access to our platform, providing more accessible entry level price points, and reducing associated stigmas by promoting transparency, increasing ease of access and preserving privacy. Our platform connects consumers in need, including many of whom have never had an opportunity to benefit from high-quality behavioral healthcare, with experienced providers across all 50 U.S. states.

Through our psychotherapy offerings, our licensed therapists and counselors treat mental health conditions in over 21 specializations, such as depression, anxiety, trauma and other human challenges. Through our psychiatry offerings, our board-certified psychiatrists and prescription-eligible nurse practitioners treat a higher acuity patient demographic, including those who may have pharmacological needs. Like the traditional face-to-face models, Talkspace providers are able to treat a wide range of mental health conditions, such as schizophrenia-spectrum disorders, bipolar disorders and depression, including through prescription medication and management from psychiatrists, up and until the point that the provider, in their discretion, feels it prudent to refer the member to a face-to-face psychiatrist to address potential needs for “controlled substances” under the federal Controlled Substances Act, which generally prohibits the prescribing and dispensing of controlled substances via telehealth without performing an in-person examination.

While optimizing consumers’ access to care, we believe our platform also provides benefits to providers through expanded reach, steady access to member leads, reduced administrative burdens, more efficient time utilization and data-driven insights. These features, together with continuous training and professional growth opportunities we offer, empower providers to deliver what we believe will enable an enhanced care journey, higher member lifetime engagement, meaningful outcomes and greater margins when compared to face-to-face treatment.

Recent Events

On January 12, 2021, HEC, entered into an Agreement and Plan of Merger, dated as of January 12, 2021 (the “Merger Agreement”), with Groop Internet Platform, Inc. (“Old Talkspace”), Tailwind Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of HEC (“First Merger Sub”), and Tailwind Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”).

On June 22, 2021, as contemplated by the Merger Agreement, First Merger Sub merged with and into Old Talkspace (the “First Merger”) with Old Talkspace surviving the First Merger, and immediately following the First Merger and as part of the same overall transaction as the First Merger, Old Talkspace merged with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of HEC (the “Second Merger” and, together with the First Merger, the “Business Combination”). In connection with the Business Combination, HEC filed the Certificate of Incorporation and changed its name to “Talkspace, Inc.”

The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, HEC who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Old Talkspace issuing stock for the net assets of HEC, accompanied by a recapitalization. The net assets of HEC are stated at historical cost, with no goodwill or other intangible assets recorded.

The consolidated assets, liabilities and results of operations prior to the Business Combination are those of Old Talkspace. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination.

See “Part I, Item 1. Financial Statements – Note 3 – Business Combination” of this Form 10-Q for further details.

Impact Of COVID-19

While the global crisis resulting from the spread of COVID-19 has not had a negative impact on our business and results of operations so far, the COVID-19 pandemic has caused general business disruption worldwide. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, and we continue to closely monitor how the COVID-19 pandemic is impacting our business. Thus far, we believe that the COVID-19 pandemic has been a contributing factor to the acceleration of growth of our business. However, we cannot determine the extent to which our results of operations and overall financial performance have been affected by the COVID-19 pandemic. While our financial condition and results of operations were not negatively impacted by the COVID-19 pandemic, the impact of the pandemic on our future growth, results of operations, cash flow and financial condition is unknown, and we are unable to accurately predict such future impact. There can be no assurance that the circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic will continue over time whether during or after the COVID-19 pandemic.

See “Risk Factors” for further discussion of the impacts of the COVID-19 pandemic on our business.

Operating Segments

We operate our business in a single segment, which is how our chief operating decision maker (who is our chief executive officer) reviews financial performance and allocates resources.

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Six months ended June 30,
(in thousands except number of health plan and enterprise clients)	2021	2020
Number of B2C active members at period end	32.5	30.0
Number of B2B eligible lives at period end	56,039.0	33,560.5
Number of health plan clients at period end	11	11
Number of enterprise clients at period end	107	41
Total number of active members at period end	61.5	43.5
Total number of members treated on Talkspace platform during period	168.5	95.6

Active Members: We consider members “active” (i) in the case of our B2C members, commencing on the date such member initiates contact with a provider on our platform until the term of their monthly, quarterly or bi-annual subscription plan expires, unless terminated early, and (ii) in the case of our B2B members, if such members have engaged on our platform during the preceding 25 days, such as sending a text, video or audio message to, or participating in a video call with, a provider, completing a satisfaction or progress report survey or signing up for our platform.

B2B Eligible Lives: We consider B2B lives “eligible” if such persons are eligible to receive treatment on the Talkspace platform, in the case of our enterprise clients, for free when their employer is under an active contract with Talkspace, or, in the case of health plan clients, at an agreed upon reimbursement rate through insurance under an employee assistance program or other network behavioral health paid benefit program.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with GAAP, we believe adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We use adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. We believe that the use of adjusted EBITDA is helpful to our investors as it is a metric used by management in assessing the health of our business and our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as a tool for comparison. A reconciliation is provided below for this non-GAAP financial measure to net loss, the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review our GAAP financial measure and the reconciliation of our non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities.

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest and other expenses (income), net, (ii) tax benefit and expense, (iii) depreciation and amortization (iv) stock-based compensation expense and (v) business combination and other financing expenses.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(30,441)	$(646)	$(43,179)	$(8,546)
Add:
Depreciation and amortization	493	18	955	36
Financial expense (income), net (1)	2,870	(1)	3,043	(31)
Taxes on income	10	6	18	9
Stock-based compensation	15,196	332	16,709	733
Adjusted EBITDA	$(11,872)	$(291)	$(22,454)	$(7,799)

(1) For the three months ended June 30, 2021, financial expense, net primarily consisted of $4.0 million in warrant issuance costs related to the closure of the Business Combination, partially offset by $1.4 million in gains resulting from the revaluation of warrant liabilities. For the six months ended June 30, 2021, financial expense, net primarily consisted of $4.0 million in warrant issuance costs related to the closure of the Business Combination, partially offset by $1.2 million in gains resulting from the revaluation of warrant liabilities.

Some of the limitations of adjusted EBITDA include (i) adjusted EBITDA does not properly reflect capital commitments to be paid in the future and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. In evaluating adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments described herein. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. Adjusted EBITDA should not be considered as an alternative to loss before benefit from income taxes, net loss, earnings per share, or any other performance measures derived in accordance with U.S. GAAP. When evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.

Components of Results of Operations

Revenues

We generate revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to our therapy platform as well as supplementary a la carte offerings, payments from members and their respective insurance companies and annually contracted platform access fees paid to us by our enterprise clients for the delivery of therapy services to their members or employees. We recognize B2C member subscription revenues ratably over the subscription period, beginning when therapy services commence. B2C members may cancel at any time and will receive a pro-rata refund for the subscription price.

We recognize contracted revenue from our enterprise clients from the commencement of their contracted term through the annual period based on a per-member-per month model. We recognize revenues from services provided to insured members at a point in time, as virtual therapy session is rendered. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service. Our contracts with B2B clients generally provide for 90 days advance notice prior to termination.

Revenue growth is generated from increasing our membership subscriptions, contracting with enterprise clients and health plans.

We have demonstrated continued revenue growth since 2019 as a direct result of the increased penetration of the direct-to-consumer market, and the Company’s 2018 entry into the commercial insurance and enterprise sales markets. The Company’s revenues grew 73.3% from $17.9 million for the three months ended June 30, 2020 to $31.0 million for the three months ended June 30, 2021, and 100.5% from $29.0 million for the six months ended June 30, 2020 to $58.1 million for the six months ended June 30, 2021.

Cost of Revenues

Cost of revenues is comprised of therapist payments and hosting costs. Cost of revenues is largely driven by the size of our provider network that is required to service the growth of our customer base, in addition to the growth of our health plan and enterprise clients.

We designed our business model and our provider network to be scalable and to leverage a hybrid model of both employee providers and independently contracted providers to support multiple growth scenarios. The compensation paid to our independently contracted providers is variable, and the amount paid to a provider is generally based on the amount of time committed by such provider to our members. In addition, our network supervisors have broad authority to approve the payment of incentive bonuses to providers with certain licenses during periods of higher demand for providers with such licenses. For our employee providers, they receive a fixed-salary without incentive bonuses.

While we expect increased investments to support accelerated growth and the required investment to scale our provider network, we also expect increased efficiencies and economies of scale. Our quarterly cost of revenues as a percentage of revenues is expected to fluctuate from period to period depending on the interplay of these aforementioned factors.

Operating Expenses

Operating expenses consist of research and development, clinical operations, sales and marketing, and general and administrative expenses.

Research and Development Expenses

Research and development expenses include personnel and related expenses for software development and engineering, information technology infrastructure, security and privacy compliance and product development (inclusive of stock-based compensation for our research and development employees), third-party services and contractors related to research and development, information technology and software-related costs.

We expect research and development expenses will increase on an absolute dollar basis as we continue to grow our platform and product offerings; however, the anticipated corresponding future revenue growth is expected to result in lower research and development expenses as a percentage of revenue.

Clinical Operations Expenses

Clinical operations expenses are associated with the management of our provider network of therapists. Such costs are comprised of costs related to recruiting, onboarding, credentialing, training and ongoing quality assurance activities (inclusive of stock-based compensation for our clinical operations employees), costs of third-party services and contractors related to recruiting and training and software-related costs.

We expect clinical operations expenses will increase on an absolute dollar basis as we continue to grow our provider network and product offerings.

Sales and Marketing Expenses

Sales expenses consist primarily of employee-related expenses, including salaries, benefits, commissions, travel and stock-based compensation costs for our employees engaged in sales and account management. We expect our sales expenses to increase as we continue to invest in the expansion of our health plan and enterprise business. We expect to hire additional sales personnel and related account management personnel to properly service our increasing client base, to develop additional growth opportunities within existing clients and to develop new market opportunities.

Marketing expenses consist primarily of advertising and marketing expenses for consumer acquisition and engagement, as well as personnel costs, including salaries, benefits, bonuses, stock-based compensation expense for marketing employees, third-party services and contractors. Marketing expenses also include third-party software subscription services, third-party independent research, participation in trade shows, brand messaging and costs of communications materials that are produced for our clients to generate greater awareness and utilization of our platform among our health plan and enterprise clients.

Consumer marketing expenses are primarily driven by investments to grow and retain our consumer base and may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our advertising and marketing expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense for our executive, finance, accounting, legal and human resources functions, as well as professional fees, occupancy costs, and other general overhead costs. We expect to incur additional general and administrative expenses in compliance, legal, investor relations, director’s and officer’s insurance, and professional services related to our compliance and reporting obligations as a public company. We also anticipate that as we continue to grow as a company our general and administrative expenses will increase on an absolute dollar basis. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over the next several years.

Financial expenses (income), net

Financial expenses, (income), net includes the impact from issuance costs related to our warrant liabilities, changes in the fair value of our warrant liabilities, interest earned on cash equivalents deposited in our bank accounts and other financial expenses in connection with bank charges.

Taxes on income

Our taxes on income consists primarily of foreign income taxes related to income generated by our subsidiary organized under the laws of Israel. As we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.

We have a full valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income in the United States.

Results of Operations

Three and six months ended June 30, 2021 compared to three and six months ended June 30, 2020

The following table presents the results of operations for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Variance		Six months ended June 30,		Variance
	2021	2020	$	%	2021	2020	$	%
	($ in thousands)				($ in thousands)
Revenues	$30,983	$17,877	$13,106	73.3	$58,140	$28,997	$29,143	100.5
Cost of revenues	11,697	5,570	6,127	110.0	21,511	10,980	10,531	95.9
Gross profit	19,286	12,307	6,979	56.7	36,629	18,017	18,612	103.3
Operating expenses:
Research and development, net	4,781	2,400	2,381	99.2	7,745	5,128	2,617	51.0
Clinical operations	1,913	759	1,154	152.0	3,990	1,636	2,354	143.9
Sales and marketing	26,443	8,442	18,001	213.2	48,694	17,360	31,334	180.5
General and administrative	13,710	1,347	12,363	917.8	16,318	2,461	13,857	563.1
Total operating expenses	46,847	12,948	33,899	261.8	76,747	26,585	50,162	188.7
Operating loss	27,561	641	26,920	*	40,118	8,568	31,550	368.2
Financial expenses (income), net	2,870	(1)	2,871	*	3,043	(31)	3,074	*
Loss before taxes on income	30,431	640	29,791	*	43,161	8,537	34,624	405.6
Taxes on income	10	6	4	66.7	18	9	9	100.0
Net loss	$30,441	$646	$29,795	*	$43,179	$8,546	$34,633	405.3

* - not meaningful

Revenues. Revenues increased by $13.1 million, or 73.3%, to $31.0 million for the three months ended June 30, 2021 from $17.9 million for the three months ended June 30, 2020. The increase was principally driven by increased B2C member subscriptions, an increase in year-over-year revenue from existing health plan clients and the addition of new enterprise clients.

B2C member subscriptions revenue increased by $5.6 million, or 35.8%, to $21.1 million for the three months ended June 30, 2021 from $15.5 million for the three months ended June 30, 2020. Revenue from our health plan clients increased by $4.9 million, or 432.3%, to $6.1 million for the three months ended June 30, 2021 from $1.1 million for the three months ended June 30, 2020. Enterprise client contracts increased by 66 clients, or 161.0%, to 107 clients as of June 30, 2021 from 41 clients as of June 30, 2020. This increase in the number of enterprise clients increased revenue by $2.6 million, or 215.5%, to $3.8 million for the three months ended June 30, 2021 from $1.2 million for the three months ended June 30, 2020.

Revenues increased by $29.1 million, or 100.5%, to $58.1 million for the six months ended June 30, 2021 from $29.0 million for the six months ended June 30, 2020. The increase was principally driven by increased B2C member subscriptions, an increase in year-over-year revenue from existing health plan clients and the addition of new enterprise clients. B2C member subscriptions revenue increased by $14.4 million, or 56.8%, to $39.7 million for the six months ended June 30, 2021 from $25.3 million for the six months ended June 30, 2020. Revenue from our health plan clients increased by $9.7 million, or 580.5%, to $11.4 million for the six months ended June 30, 2021 from $1.7 million for the six months ended June 30, 2020. The increase in the number of enterprise clients increased revenue by $5.1 million, or 261.3%, to $7.1 million for the six months ended June 30, 2021 from $2.0 million for the six months ended June 30, 2020.

We believe that the appeal of our technology platform, the quality of our providers and the cost of our services will continue to represent the primary drivers of revenue growth from B2C members and B2B clients.

Costs of revenues. Cost of revenues increased by $6.1 million, or 110.0%, to $11.7 million for the three months ended June 30, 2021 from $5.6 million for the three months ended June 30, 2020, primarily due to costs associated with an increase of providers on our platform. This increase of providers was required to service the increased demand for our therapy services in both our B2C and B2B businesses.

Cost of revenues increased by $10.5 million, or 95.9%, to $21.5 million for the six months ended June 30, 2021 from $11.0 million for the six months ended June 30, 2020, primarily due to costs associated with an increase of providers on our platform. This increase of providers was required to service the increased demand for our therapy services in both our B2C and B2B businesses.

Total employee provider headcount was 227 as of June 30, 2021.

Gross profit. Gross profit increased by $7.0 million, or 56.7%, to $19.3 million for the three months ended June 30, 2021 from $12.3 million for the three months ended June 30, 2020. This increase was primarily due to the 73.3% increase in revenues, partially offset by higher cost of revenues due to an increase of providers on our platform to support our increased demand.

Gross profit increased by $18.6 million, or 103.3%, to $36.6 million for the six months ended June 30, 2021 from $18.0 million for the six months ended June 30, 2020. This increase was primarily due to the 100.5% increase in revenues.

Research and development expenses. Research and development expenses increased by $2.4 million, or 99.2%, to $4.8 million for the three months ended June 30, 2021 from $2.4 million for the three months ended June 30, 2020. This was primarily due to an increase of $2.3 million in employee-related costs, inclusive of non-cash stock compensation expense.

Research and development expenses increased by $2.6 million, or 51.0%, to $7.7 million for the six months ended June 30, 2021 from $5.1 million for the six months ended June 30, 2020. This was primarily due to an increase of $3.0 million in employee-related costs, inclusive of non-cash stock compensation expense, and was partially offset by a decrease of $0.4 million in contractor related costs and $0.3 million in cost savings related to the application of research grant proceeds.

Total research and development employee headcount increased to 60 employees as of June 30, 2021, as compared to 35 employees as of June 30, 2020.

Clinical operations expenses. Clinical operations expenses increased by $1.2 million, or 152.0%, to $1.9 million for the three months ended June 30, 2021 from $0.8 million for the three months ended June 30, 2020. This was primarily due to an increase of $0.6 million in employee-related costs, inclusive of non-cash stock compensation expense, and $0.5 million in provider recruiting costs.

Clinical operations expenses increased by $2.4 million, or 143.9%, to $4.0 million for the six months ended June 30, 2021 from $1.6 million for the six months ended June 30, 2020. This was primarily due to an increase of $1.1 million in employee-related costs, inclusive of non-cash stock compensation expense and $1.1 million in provider recruiting costs.

Total clinical operation employee headcount increased to 20 employees as of June 30, 2021, as compared to 14 employees as of June 30, 2020.

Sales and marketing expenses. Sales and marketing expenses increased by $18.0 million, or 213.2%, to $26.4 million for the three months ended June 30, 2021 from $8.4 million for the three months ended June 30, 2020. This increase in sales and marketing expenses primarily consisted of a $12.1 million increase in direct marketing and promotional costs and a $4.9 million increase in employee-related costs including commissions, inclusive of non-cash stock compensation expense.

Sales and marketing expenses increased by $31.3 million, or 180.5%, to $48.7 million for the six months ended June 30, 2021 from $17.4 million for the six months ended June 30, 2020. This increase in sales and marketing expenses primarily consisted of a $22.6 million increase in direct marketing and promotional costs and a $7.0 million increase in employee-related costs including commissions, inclusive of non-cash stock compensation expense.

Total sales and marketing employee headcount increased to 80 employees as of June 30, 2021, as compared to 36 employees as of June 30, 2020.

General and administrative expenses. General and administrative expenses increased by $12.4 million, or 917.8%, to $13.7 million for the three months ended June 30, 2021 from $1.3 million for the three months ended June 30, 2020. This increase was driven primarily by a $10.2 million increase in non-cash stock compensation costs related primarily to the close of the Business Combination. Excluding the non-cash stock compensation expense, general and administrative expenses increased by $2.1 million. This increase was driven by a $1.3 million increase in consulting and professional fees and a $0.5 million increase in employee-related cash costs.

General and administrative expenses increased by $13.9 million, or 563.1%, to $16.3 million for the six months ended June 30, 2021 from $2.5 million for the six months ended June 30, 2020. This increase was driven primarily by a $10.4 million increase in non-cash stock compensation costs related primarily to the close of the Business Combination. Excluding the non-cash stock compensation expense, general and administrative expenses increased by $3.4 million. This increase was driven primarily by a $1.8 million increase in consulting and professional fees and a $1.1 million increase in employee-related cash costs.

We expect to incur additional general and administrative costs in compliance, legal, investor relations, insurance, and professional services related to our compliance and reporting obligations as a public company. We also anticipate that as we continue to grow as a company our general and administrative costs will increase on an absolute dollar basis. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over the next several years.

Total general and administrative employee headcount increased to 25 employees as of June 30, 2021, as compared to 11 employees as of June 30, 2020.

Financial expense (income), net. Financial expense, net was $2.9 million for the three months ended June 30, 2021, compared to minimal financial income, net for the three months ended June 30, 2020. Financial expense, net was $3.0 million for the six months ended June 30, 2021, compared to minimal financial income, net for the six months ended June 30, 2020. The increase in financial expense for each of the periods was primarily due to $4.0 million in warrant issuance costs related to the closure of the Business Combination, partially offset by gains due to the change in the fair value of liability classified warrants.

Liquidity and Capital Resources

Prior to the completion of the Business Combination, we have historically financed our operations and working capital through periodic issuances of convertible preferred stock. As a result of the Business Combination, we received $251.3 million in proceeds after the payment of transaction costs.

As of June 30, 2021, we had $248.2 million of cash and cash equivalents, which were held for a variety of growth initiatives and investments as well as working capital purposes. We had no debt as of June 30, 2021 or December 31, 2020 and expect to generate operating losses in future years.

Our primary cash needs are to fund working capital requirements and invest in technology development. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, the timing and extent of investments to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of virtual behavioral services. Additionally, we may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies.

We currently anticipate to be able to fund our cash needs for at least the next twelve months using the proceeds received in connection with the closing of the Business Combination.

Indebtedness & Lines of Credit

On March 15, 2021, we entered into a credit and security agreement (the “Credit Agreement) by and among, the Company and Talkspace Network LLC, as borrowers (each and collectively, jointly and severally, “Borrower”) and JPMorgan Chase Bank, N.A. and the other loan parties party thereto to provide Borrower with a term loan of up to $15.0 million, which was available to be drawn in a period of twelve months. The term loan was required to be repaid within thirty-six months, beginning twelve months from the effective date of the Credit Agreement. In addition, under the Credit Agreement Borrower was provided with a credit line of up to $5.0 million, available for a period of two years from the effective date of the Credit Agreement.

In accordance with the Credit Agreement, the Company issued a warrant (the “Warrant”) to JPMorgan Chase Bank, N.A. to purchase 114,454 shares at an exercise price of $0.01 per share in the case that, prior to June 30, 2021, the Company has neither (i) closed the Mergers nor (ii) received net proceeds of at least twenty million dollars ($20,000) in connection with the issuance of additional equity interests. The Warrant provided that, if the Company either were to close the Mergers or receive such net proceeds from an equity issuance prior to June 30, 2021, the Warrant would be exercisable for zero shares and would automatically terminate. Otherwise, the Warrant would be exercisable until March 15, 2031 unless earlier terminated by the lender. As a result of the closing of the Business Combination, the Warrant was cancelled during the three months ended June 30, 2021.

In May 2021, the Company borrowed $6.0 million under the Credit Agreement to provide for additional liquidity. This amount was repaid in June 2021. In June 2021, the Company terminated the Credit Agreement.

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary consolidated cash flow information for the periods presented:

Cash Flows

	Six months ended June 30,
	2021	2020
	($ in thousands)
Net cash used in operating activities	$(17,787)	$(7,662)
Net cash used in investing activities	(449)	(9)
Net cash provided by financing activities	$253,161	$62

Operating Activities

Net cash used in operating activities was $17.8 million and $7.7 million for the six months ended June 30, 2021 and 2020, respectively. The increase in net cash used in operating activities was driven primarily by the negative impact from a higher net loss during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The higher net loss for the six months ended June 30, 2021 was driven by higher investments in direct marketing and promotional costs to support future growth, partially offset by the additional gross margin generated from increased revenue.

Investing Activities

Net cash used in investing activities was $0.4 million for the six months ended June 30, 2021, compared to minimal net cash used in investing activities for the six months ended June 30, 2020. The change was driven primarily by increased purchases of computer equipment to support increased headcount during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Financing Activities

Net cash provided by financing activities was $253.2 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. The increase was driven primarily by $251.3 million in proceeds, net of the payment of transaction costs, as a result of the closing of the Business Combination.

Contractual Obligations, Commitments and Contingencies

As of June 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In May 2021, the Company borrowed $6.0 million under the Credit Agreement to provide for additional liquidity. This amount was repaid in June 2021. In June 2021, the Company terminated the Credit Agreement.

Our commercial contract arrangements generally include certain provisions for indemnifying clients against liabilities if there is a breach of a client’s data or if our service infringes a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications.

We have also agreed to indemnify our officers and directors for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as our director or officer or that person’s services provided to any other company or enterprise at our request. We maintain director and officer liability insurance coverage that would generally enable us to recover a portion of any future amounts paid. We may also be subject to indemnification obligations by law with respect to the actions of our employees under certain circumstances and in certain jurisdictions.

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our condensed consolidated financial statements.

Recent Accounting Pronouncements

Information regarding recent accounting developments and their impact on our results can be found in “Part I, Item 1. Financial Statements – Note 2 – Significant Accounting Policies” of this Form 10-Q.

JOBS Act Transition Period

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of our financials to those of other public companies more difficult.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $248.2 million and $13.2 million as of June 30, 2021 and December 31, 2020, respectively. Cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes.

We do not believe that a hypothetical increase or decrease of 100 basis points in interest rates would have a material effect on our business, financial condition or results of operations. However, our cash equivalents are subject to market risk due to changes in interest rates.

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from customer arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of June 30, 2021, we had one foreign subsidiary with a functional currency of the New Israeli Shekel. However, activity in the New Israeli Shekel is not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. In the future, we may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of the disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses in our internal control over financial reporting described below.

Material Weakness

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement (the “SEC Statement”) regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement governing our warrants and the HEC Forward Purchase Agreement. Following the issuance of the SEC Statement, on May 4, 2021, HEC concluded that it was appropriate to restate its previously issued audited financial statements as of December 31, 2020 and for the period from February 6, 2020 (inception) through December 31, 2020, as well as its financial data as of June 11, 2020, and as part of such process, HEC identified a material weakness in its internal control over financial reporting. As the accounting acquirer in the Business Combination, we inherited this material weakness and the warrants.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Remediation Activities

We intend to address this material weakness by enhancing our processes to identify and appropriately apply applicable accounting requirements to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We intend to provide enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We have also retained the services of a valuation expert to assist in valuation analysis of our warrants on a quarterly basis.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are party to various legal proceedings, claims and litigation that arise in the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1a. Risk Factors.

Risk Factors

In the course of conducting our business operations, we are exposed to a variety of risks. These risks are generally inherent to the healthcare industry or otherwise generally impact virtual behavioral health companies like us. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to the business of Talkspace, Inc. and its subsidiaries following the consummation of the Business Combination.

Risks Related to Our Operating Results and Early Stage of Growth

We have a history of losses, which we expect to continue, and we may never achieve or sustain profitability.

We have incurred significant losses in each period since our inception. We incurred net losses of $22.3 million and $29.1 million for the years ended December 31, 2020 and 2019, respectively, and $43.2 million and $8.5 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $152.0 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new clients and members and to develop our technology platform. To date, we have derived a substantial majority of our revenue from clients and members who pay for access to our virtual behavioral health platform, and our longer-term results of operations and continued growth will depend on our ability to successfully develop and market new virtual behavioral health products and services that our clients and members want and are willing to purchase. We intend to continue scaling our business to increase our client, member and provider bases, broaden the scope of services we offer, invest in research and development and expand the applications of our technology through which clients and members can access our services. Accordingly, we anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, our results of operations would also suffer if our innovations are not responsive to the needs of our clients and members, appropriately timed with market opportunity, effectively brought to market or do not achieve market acceptance. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

Our business and the markets we operate in are new and rapidly evolving, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

Our business and the markets we operate in are new and rapidly evolving which make it difficult to evaluate and assess the success of our business to date, our future prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:

•
attract new clients and members to our platform and position our platform as a convenient and accepted way to access therapy and psychiatry;
•
retain our clients and members and encourage them to continue to utilize our platform and services;
•
attract new and existing clients and members to rapidly adopt new offerings on our platform;
•
increase the number of clients and members that use our subscription offerings or the number of subscription programs that we manage;

•
retain our clients and members that subscribe to our subscription offerings;
•
gain market acceptance of our services and products with clients and members and maintain and expand such relationships;
•
attract and retain providers for inclusion in our platform;
•
comply with existing and new laws and regulations applicable to our business and in our industry;
•
anticipate and respond to macroeconomic changes, and industry pricing benchmarks and changes in the markets in which we operate;
•
react to challenges from existing and new competitors;
•
maintain and enhance the value of our reputation and brand;
•
effectively manage our growth and business operations;
•
forecast our revenue and budget for, and manage, our expenses and capital expenditures;
•
hire, integrate and retain talented people at all levels of our organization;
•
maintain and improve the infrastructure underlying our platform, including our apps and websites and with respect to data protection, intellectual property and cybersecurity; and
•
successfully update our platform, including expanding our platform and offerings into different healthcare products and services, develop and update our software, apps, features, offerings and services to benefit our clients and members and enhance their experience.

If we fail to understand fully or adequately address the challenges that we are currently encountering or that we may encounter in the future, including those challenges described here and elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. If the risks and uncertainties that we plan for when operating our business are incorrect or change, or if we fail to manage these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which could have a material adverse effect on the market price of our common stock.

We have experienced significant growth in the last several years, and therefore our recent revenue growth rate and financial performance should not be considered indicative of our future performance. For the year ended December 31, 2019 and 2020, our revenue was $38.2 million and $76.2 million, respectively, representing a 99.6% growth rate, and for the six months ended June 30, 2021 and 2020, our revenue was $58.1 million and $29.0 million, respectively, representing an 100.5% growth rate. In addition, as a result of the COVID-19 pandemic, we have experienced a significant increase in revenue. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic may not continue in the future, and future revenues may not grow at these same rates or may decline. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. Our future growth will depend, in part, on our ability to grow our revenue from existing clients and members, to acquire potential future clients and members, to expand our client, member and provider bases, to develop new products and services and to expand internationally. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenue or to generate net income. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our client and member bases depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing clients and members may be slower to adopt our services than we currently anticipate, which could adversely affect our results of operations and growth prospects.

We may experience difficulties in managing our growth and expanding our operations.

We expect to experience significant growth in the scope of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results. Additionally, rapid growth in our business may place a strain on our human and capital resources.

Risks Related to Our Business and Industry

The virtual behavioral health market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if we encounter negative publicity or if our services are not competitive, the growth of our business will be harmed.

The virtual behavioral health market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our clients and members to use, and to increase the frequency and extent of their utilization of, our services and products, as well as on our ability to demonstrate the value of virtual behavioral healthcare to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Our market may depend on our clients and members’ ability to obtain reimbursement from third-party payors, such as health plans and government agencies, as well as our ability to expand our B2B business and contract for direct reimbursement of our services from employers and health plan clients. Third-party payors in the United States may decline or reduce reimbursement for telehealth and teletherapy services, especially those provided through text messaging or other means via technology, and compliance with administrative procedures or requirements of third-party payors may result in delays in processing approvals by those payors for members to obtain coverage for our services. Failure by our members to obtain or maintain coverage or our inability to secure adequate reimbursement for our services could have an adverse effect on our business, results of operations, and financial conditions. We derive a portion of our revenues from third-party payors, and we expect that this amount will continue to increase, so any reductions in reimbursement by third-party payors could have a material and adverse impact on our projected growth. In addition, negative publicity concerning our services or the virtual behavioral health market as a whole could limit market acceptance of our services. If our clients and members do not perceive the benefits of our services and drive member engagement, or if our services are not competitive, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of virtual behavioral healthcare could limit market acceptance of our services. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations.

The outbreak of the novel coronavirus (COVID-19) and its impact on business and economic conditions could adversely affect our business, results of operations and financial condition, and the extent and duration of those effects will be uncertain.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, consumers, economies and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

As a result of the COVID-19 pandemic, our personnel are working remotely, and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues.

We cannot predict with any certainty whether and to what degree the impact caused by the COVID-19 pandemic and reactions thereto will continue and expect to face difficulty accurately predicting our internal financial forecasts. The outbreak also presents challenges as our workforce is working remotely in helping new and existing clients, members and other consumers, many of whom are also generally working remotely.

It is not possible for us to accurately predict the duration or magnitude of the results of the COVID-19 and its effects on our business, results of operations or financial condition at this time, but such effects may be material. The COVID-19 pandemic may also have the effect of heightening many of the other risks identified elsewhere in this section.

Rapid technological change in our industry presents us with significant risks and challenges.

The virtual behavioral health market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our solution with next-generation technologies and to develop or to acquire and market new services to access new client and member populations.

There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future software-based products and services becoming uncompetitive or obsolete.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.

While the virtual behavioral health market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition from a range of companies, including specialized software and solution providers that offer similar solutions and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include American Well Corporation, Teladoc, Doctor On Demand, MDLive, BetterHelp, Lyra Health and Ginger. In addition, large, well-financed health systems and health plans have in some cases developed their own telehealth and teletherapy tools and may provide these solutions to their consumer at discounted prices. Competition may also increase from large technology companies, such as Apple, Amazon, Facebook, Google, Verizon, or Microsoft, who may wish to develop their own virtual behavioral health solutions, as well as from large retailers like Amazon or Walmart. The surge in interest in virtual behavioral healthcare, including as a result of the COVID-19 pandemic, and in particular the relaxation of HIPAA privacy and security requirements, has also attracted new competition from providers who utilize consumer-grade video conferencing platforms such as Zoom and Twilio. Competition from large software companies or other specialized solution providers, health systems and health plans, communication tools and other parties could result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

Some of our competitors may have greater name recognition, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or consumer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger consumer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage.

Our competitors could also be better positioned to serve certain segments of the virtual behavioral health market, which could create additional price pressure. In addition, many healthcare provider organizations are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours could become more intense, and the importance of establishing and maintaining relationships with key industry participants could increase. These industry participants may try to use their market power to negotiate price reductions for our products and services. In light of these factors, even if our solution is more effective than those of our competitors, current or potential clients and members may accept competitive solutions in lieu of purchasing our solution. If we are unable to successfully compete in the virtual behavioral health market, our business, financial condition and results of operations could be materially adversely affected.

If growth in the number of clients and members or providers on our platform decreases, or the number of products or services that we are able to sell to our clients and members decreases, due to legal, economic or business developments, our business, financial condition and results of operations will be harmed.

We currently generate most of our revenues from members who purchase subscription access to our platform. These subscriptions generally have stated initial terms of one-to-six months. We also generate revenues from our enterprise clients, which contracts generally have stated initial terms of one year, unless earlier terminated subject to notice and other requirements. Most of our clients and members have no obligation to renew their subscriptions for our services after the initial term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients. Additionally, as we grow our client and member bases, we will need to maintain and grow our network of providers. Certain of our providers are permitted to provide services on other platforms, and therefore, our success will be dependent on our ability to retain and recruit highly trained and licensed therapists, psychiatrists and other providers to our platform. Additionally, our future results of operations depend, in part, on our ability to expand our services and offerings, including broadening our continuum of care. If our clients and members fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline or our future revenue growth may be constrained.

Additional factors that could affect our ability to sell products and services include, but are not limited to:

•
price, performance and functionality of our solution;
•
availability, price, performance and functionality of competing solutions;
•
our ability to develop and sell complementary products and services;
•
stability, performance and security of our hosting infrastructure and hosting services; and
•
changes in healthcare laws, regulations or trends.

Any of these consequences could lower retention and have a material adverse effect on our business, financial condition and results of operations.

Our future growth and profitability of our business will depend in large part upon the effectiveness and efficiency of our marketing efforts, and our ability to develop brand awareness cost-effectively.

Our business success depends on our ability to attract and retain clients and members, which significantly depends on our marketing practices. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:

•
create greater awareness of our brand;
•
identify the most effective and efficient levels of spending in each market, media and specific media vehicle;
•
determine the appropriate creative messages and media mix for advertising, marketing and promotional expenditures;
•
effectively manage marketing costs (including creative and media) to maintain acceptable consumer acquisition costs;
•
select the most effective markets, media and specific media vehicles in which to advertise; and
•
convert consumer inquiries into clients and members.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our solution and attracting new clients and members. Our brand promotion activities may not generate consumer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain clients and members necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad adoption of our brands.

We may be unsuccessful in achieving broad market education and changing consumer purchasing habits.

Our success and future growth largely depend on our ability to increase consumer awareness of our platform and offerings, and on the willingness of current and potential clients and members to utilize our platform to access information and behavioral health services. We believe the vast majority of consumers make purchasing decisions for behavioral health services on the basis of traditional factors, such as insurance coverage. This traditional decision-making process does not always account for restrictive and complex insurance plans, high deductibles, expensive co-pays and other factors, such as discounts or savings available at alternative therapists or practices. To effectively market our platform, we must educate consumers about the various purchase options and the benefits of using Talkspace for behavioral healthcare, including when such services may not be covered by their health insurance benefits. We focus our marketing and education efforts on potential clients, members and other consumers, but also aim to educate and inform healthcare providers and other participants that interact with consumers, including at the point of purchase. However, we cannot assure you that we will be successful in changing consumer purchasing habits or that we will achieve broad market education or awareness among consumers. Even if we are able to raise awareness among consumers, they may be slow in changing their habits and may be hesitant to use our platform for a variety of reasons, including:

•
lack of experience with our company and platform, and concerns that we are relatively new to the industry;
•
perceived health, safety or quality risks associated with the use of a new platform and applications for therapy and psychiatry;
•
traditional or existing relationships with therapists, psychiatrists or other providers;
•
concerns about the privacy and security of the data that consumers and providers share with or through our platform;

•
competition and negative selling efforts from competitors, including competing platforms and price matching programs; and
•
perception regarding the time and complexity of using our platform.

If we fail to achieve broad market education of our platform and/or the options for purchasing healthcare products and services, or if we are unsuccessful in changing consumer purchasing habits, our business, financial condition and results of operations would be adversely affected.

Our growth depends in part on the success of our strategic relationships with third parties that we provide services to.

In order to grow our business, we anticipate that we will continue to depend on our existing and future relationships with third parties, such as third-party payors, including health plans and government agencies, as well as our ability to expand our B2B business with employers and health plan clients that we provide services to. Identifying potential clients, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our products and services. In addition, acquisitions of our clients by our competitors could result in a decrease in the number of our current and potential clients and members, as our clients may no longer facilitate the adoption of our applications by potential members. If we are unsuccessful in establishing or maintaining our relationships with third parties that we provide services to, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client use of our services or increased revenue.

Our virtual behavioral healthcare strategies depend on our ability to maintain and expand our network of therapists, psychiatrists and other providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our continued ability to maintain a network of highly trained and qualified therapists, psychiatrists and other providers. If we are unable to recruit and retain licensed therapists, psychiatrists and other providers, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our clients or members or difficulty meeting regulatory or accreditation requirements. The ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels, state therapist or psychiatrist licensing laws and standard of care requirements, and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. Our failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our client and member bases, higher costs, less attractive services for our clients and members and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

Developments affecting spending by the healthcare industry could adversely affect our business.

The U.S. healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. General reductions in expenditures by healthcare industry participants could result from, among other things:

•
government regulations or private initiatives that affect the manner in which healthcare providers interact with patients, payors or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;
•
consolidation of healthcare industry participants;
•
federal amendments to, lack of enforcement or development of applicable regulations for, or repeal of The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Affordable Care Act” or the “ACA”);
•
reductions in government funding for healthcare; and
•
adverse changes in business or economic conditions affecting healthcare payors or providers or other healthcare industry participants.

Any of these changes in healthcare spending could adversely affect our revenue. Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or in the future. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demand for our solutions and services will continue to exist at current levels or that we will have adequate technical, financial, and marketing resources to react to changes in the healthcare industry.

Our estimated addressable market is subject to inherent challenges and uncertainties. If we have overestimated the size of our addressable market or the various markets in which we operate, our future growth opportunities may be limited.

Our total addressable market (“TAM”) is based on internal estimates and third-party estimates regarding the size of each of the U.S. and international behavioral health markets and is subject to significant uncertainty and is based on assumptions that may not prove to be accurate. These estimates, as well as the estimates and forecasts we have previously disclosed relating to the size and expected growth of the markets in which we operate, may change or prove to be inaccurate. While we believe the information on which we base our TAM is generally reliable, such information is inherently imprecise. In addition, our expectations, assumptions and estimates of future opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described herein. If third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our future growth opportunities may be affected. If our TAM, or the size of any of the various markets in which we operate, proves to be inaccurate, our future growth opportunities may be limited and there could be a material adverse effect on our prospects, business, financial condition and results of operations.

Negative media coverage could adversely affect our business.

We receive a substantial amount of media coverage in the United States. Unfavorable publicity regarding, among others, the healthcare industry, litigation or regulatory activity, the actions of the entities included or otherwise involved in our platform, virtual behavioral health services included on our platform or by other industry participants, our data privacy or data security practices, our platform or our revenue could materially adversely affect our reputation. For example, prior to the COVID-19 pandemic and the resulting shift towards the acceptance of telehealth solutions, therapists advocacy groups have lobbied the American Psychological Association to reexamine its stance on telemental health, including challenging our contracts with healthcare providers and the efficacy of telemental health, including the use of text messaging. Therapy services are subject to state law requirements, and some states may prohibit the use of text messaging or other forms of technological modalities in delivering telemental health services. With advice of regulatory counsel, we aim to structure our contracts with healthcare providers and deliver telemental health services in compliance with applicable state laws. However, in response to the COVID-19 pandemic and the limitations it created in delivering behavioral health services through in-person interactions, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability of telehealth and teletherapy services, and both providers and patients have increasingly accepted telemental health as an alternative means of delivering and receiving behavioral health services. In addition, from time to time, news media outlets have provided negative coverage regarding our platform and privacy practices and any such negative media coverage, regardless of the accuracy of such reporting, may have an adverse impact on our business and reputation, as well as have an adverse effect on our ability to attract and retain clients, members, other consumers, or employees, and result in decreased revenue, which would materially adversely affect our business, financial condition and results of operations.

Use of social media may adversely impact our reputation, subject us to fines or other penalties or be an ineffective source to market our offerings.

We have in the past, and may in the future, use social media as part of our omnichannel approach to marketing and outreach to clients, members and other consumers. Changes to these social networking services’ terms of use or terms of service that limit promotional communications, restrictions that would limit our ability or our clients’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or reductions in the use of or engagement with social networking services by current and potential clients and members could also harm our business. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, clients, members or others. Any such inappropriate use of social media could also cause reputational damage and adversely affect our business.

Our clients and members may engage with us online through our social media pages, including, for example, our presence on Facebook, Instagram and Twitter, by providing feedback and public commentary about all aspects of our business. Information concerning us or our platform and offerings, whether accurate or not, may be posted on social media pages at any time and may have a disproportionately adverse impact on our brand, reputation or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, financial condition, results of operations and prospects.

With respect to our plans for expansion of international operations, we may face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations.

With respect to our plans for expansion of international operations, we may face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations. These risks may vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our future international services and products may need to meet country-specific client and member preferences as well as country-specific legal requirements, including those related to healthcare regulatory laws governing telemedicine and teletherapy services, licensing, privacy, data storage, location, protection and security. The interpretation of these laws is evolving and varies significantly from country to county and are enforced by governmental, judicial and regulatory authorities with broad discretion. We cannot be certain that our interpretation of such laws and regulations will be correct in how we plan to structure our international operations, and our arrangements with locally-licensed therapists, psychiatrists or other providers, as well as our international services agreements and client arrangements.

Our plans to expand our international operations will require us to overcome logistical and other challenges based on differing languages, cultures, legal and regulatory schemes and time zones. Our international operations may encounter labor laws, customs and employee relationships that can be difficult, less flexible than in our domestic operations and expensive to modify or terminate. In some countries we are required to, or choose to, operate with local business partners, which will require us to manage our partner relationships and may reduce our operational flexibility and ability to quickly respond to business challenges.

Our planned international operations may be subject to particular risks in addition to those faced by our domestic operations, including:

•
the need to localize and adapt our solution for specific countries, including translation into foreign languages and associated expenses;
•
potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;
•
requirements of foreign laws and other governmental controls, including cross-border compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, healthcare, tax, privacy and data protection laws and regulations;
•
requirements of foreign laws and other governmental controls applicable to our ability to conduct telehealth and teletherapy services internationally, specifically laws governing remote care and the practice of medicine in such locations;
•
data privacy laws that require that client data be stored and processed in a designated territory;
•
new and different sources of competition and laws and business practices favoring local competitors;
•
local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) and other anti-corruption laws and regulations;
•
changes to export controls and economic sanctions laws and regulations;
•
central bank and other restrictions on our ability to repatriate cash from international subsidiaries;
•
adverse tax consequences;
•
fluctuations in currency exchange rates, economic instability and inflationary conditions, which could make our solution more expensive or increase our costs of doing business in certain countries;
•
limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;

•
different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•
difficulties in staffing, managing and operating our international operations, including difficulties related to administering our stock plans in some foreign countries and increased financial accounting and reporting requirements and complexities;
•
difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations; and
•
political unrest, war, terrorism or regional natural disasters, particularly in areas in which we have facilities.

Our overall success regarding our planned expansion in international markets will depend, in part, on our ability to anticipate and effectively manage these risks and there can be no assurance that we will be able to do so without incurring unexpected costs. If we are not able to manage the risks related to expansion of our international operations, we may not achieve the expected benefits of this expansion and our business, financial condition and results of operations may be harmed.

We may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our overall business entails the risk of medical liability claims. Although Talkspace Provider Network, PA ("TPN") and our affiliated professionals carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to the services rendered, successful medical liability claims could result in substantial damage awards that exceed the limits of TPN’s and those affiliated professionals’ insurance coverage. TPN carries or will carry professional liability insurance for itself and each of its healthcare professionals (our providers). Additionally, all of our network providers that contract or will contract with TPN separately carry or will carry professional liability insurance for itself and its healthcare professionals. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services through TPN and our affiliated professionals. As a result, adequate professional liability insurance may not be available to TPN and our affiliated professionals in the future at acceptable costs or at all, which may negatively impact TPN and our affiliated professionals to provide services to our members, and thereby adversely affect our overall business and operations.

Any claims made against TPN or our affiliated professionals that are not fully covered by insurance could be costly to defend against, result in substantial damage awards, and divert the attention of our management and our affiliated professional entities from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our business or reputation.

A decline in the prevalence of employer-sponsored healthcare or the emergence of new technologies may adversely impact our business-to-business segment or require us to expend significant resources in order to remain competitive.

The U.S. healthcare industry is massive, with a number of large market participants with conflicting agendas, and it is subject to significant government regulation and is currently undergoing significant change. Changes in our industry, for example, such as the emergence of new technologies as more competitors enter our market, could adversely impact our business-to business segment where companies provide Talkspace to their employees as a benefit.

Some experts have predicted that future healthcare reform will encourage employer-sponsored health insurance to become significantly less prevalent as employees migrate to obtaining their own insurance over the state-sponsored insurance marketplaces. Were this to occur, there is no guarantee that we would be able to compensate for the loss in revenue from employers by increasing sales of our solution to health insurance companies or to individuals or government agencies. In such a case, our results of operations would be adversely impacted.

If healthcare benefits trends shift or entirely new technologies are developed that replace existing solutions, our existing or future solutions could be adversely impacted and our business could be adversely affected. In addition, we may experience difficulties with industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new applications and enhancements.

We rely on third-party platforms such as the Apple App Store and Google Play App Store, to distribute our platform and offerings.

Our apps are accessed and operate through third-party platforms or marketplaces, including the Apple App Store and Google Play App Store, which also serve as significant online distribution platforms for our apps. As a result, the expansion and prospects of our business and our apps depend on our continued relationships with these providers and any other emerging platform providers that are widely adopted by consumers. We are subject to the standard terms and conditions that these providers have for application developers, which govern the content, promotion, distribution and operation of apps on their platforms or marketplaces, and which the providers can change unilaterally on short or no notice. Thus, our business could suffer materially if platform providers change their standard terms and conditions, interpretations or other policies and practices in a way that is detrimental to us or if platform providers determine that we are in violation of their standard terms and conditions and prohibit us from distributing our apps on their platforms. In addition, our business would be harmed if the providers discontinue or limit our access to their platforms or marketplaces; the platforms or marketplaces decline in popularity; the platforms modify their algorithms, communication channels available to developers, respective terms of service or other policies, including fees; the providers adopt changes or updates to their technology that impede integration with other software systems or otherwise require us to modify our technology or update our apps in order to ensure that consumers can continue to access and use our virtual behavioral health services.

If alternative providers increase in popularity, we could be adversely impacted if we fail to create compatible versions of our apps in a timely manner, or if we fail to establish a relationship with such alternative providers. Likewise, if our current providers alter their operating platforms, we could be adversely impacted as our offerings may not be compatible with the altered platforms or may require significant and costly modifications in order to become compatible. If our providers do not perform their obligations in accordance with our platform agreements, we could be adversely impacted.

In the past, some of these platforms or marketplaces have been unavailable for short periods of time. If this or a similar event were to occur on a short- or long-term basis, or if these platforms or marketplaces otherwise experience issues that impact the ability of consumers to download or access our apps and other information, it could have a material adverse effect on our brand and reputation, as well as our business, financial condition and operating results.

We rely on data center providers, Internet infrastructure, bandwidth providers, third-party computer hardware and software, other third parties and our own systems for providing services to our clients and members, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with clients and members, adversely affecting our brand and our business.

We serve all of our clients and members from third party interconnection and data centers, such as Amazon Web Services. While we control and have access to our servers, we do not control the operation of these facilities. The cloud vendors and the owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our cloud vendors or data center operators is acquired, we may be required to transfer our servers and other infrastructure to a new vendor or a new data center facility, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our cloud vendors or third-party data center locations with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our clients and members. Our third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our cloud vendors or third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

Additionally, if our cloud or data center vendors are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our cloud vendors or data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers or any disruptions or other performance problems with our solution could adversely affect our reputation and may damage our clients and members’ stored files or result in lengthy interruptions in our services. Interruptions in our services may reduce our revenue, cause us to issue refunds to clients and members for prepaid and unused subscriptions, as well as loss of revenue related to service level credits and uptime, subject us to potential liability or adversely affect client retention.

In addition, our ability to deliver our Internet-based services depends on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced, including during the period immediately following the beginning of the COVID-19 pandemic, and expect that we may experience in the future, interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients and members. To operate without interruption, both we and our service providers must guard against:

•
damage from fire, power loss, natural disasters and other force majeure events outside our control;
•
communications failures;
•
software and hardware errors, failures and crashes;
•
security breaches, computer viruses, hacking, denial-of-service attacks and similar disruptive problems; and
•
other potential interruptions.

We also rely on computer hardware purchased and software licensed from third parties in order to offer our services. These licenses are generally commercially available on varying terms. However, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available from third parties, is identified, obtained and integrated.

We exercise limited control over third-party vendors, which increases our vulnerability to problems with technology and information services they provide. Interruptions in our network access and services may in connection with third-party technology and information services reduce our revenue, cause us to issue refunds to clients and members, subject us to potential liability or adversely affect client retention. Although we maintain a security and privacy damages insurance policy, the coverage under our policies may not be adequate to compensate us for all losses that may occur related to the services provided by our third-party vendors. In addition, we may not be able to continue to obtain adequate insurance coverage at an acceptable cost, if at all.

Our ability to rely on these services of third-party vendors could be impaired as a result of the failure of such providers to comply with applicable laws, regulations and contractual covenants, or as a result of events affecting such providers, such as power loss, telecommunication failures, software or hardware errors, computer viruses, cyber incidents and similar disruptive problems, fire, flood and natural disasters. Any such failure or event could adversely affect our relationships with our clients and members and damage our reputation. This could materially and adversely impact our business, financial condition and operating results.

If our or our vendors’ security measures fail or are breached and unauthorized access to a client’s data or information systems is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales, clients and members.

Our services involve the storage and transmission of clients’ and our clients and members’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, clients, members and others, as well as the protected health information (“PHI”), of our clients and members. We are subject to laws and regulations relating to the collection, use, retention, security and transfer of this information. Because of the extreme sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our or our third-party vendors’ network, hosted service providers or vendor systems could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers such as denial-of-service and phishing attacks, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive client or member data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our clients and members. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect client, patient, member or investor confidence in us, and reduce the demand for our services from existing and potential clients and members. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

Data privacy is also subject to frequently changing laws, rules and regulations in the various jurisdictions in which we operate. Such initiatives around the country could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. Our Board of Directors is briefed periodically on cybersecurity and risk management issues and we have implemented a number of processes to avoid cyber threats and to protect privacy. However, the processes we have implemented in connection with such initiatives may be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data. In addition, the competition for talent in the data privacy and cybersecurity space is intense, and we may be unable to hire, develop or retain suitable talent capable of adequately detecting, mitigating or remediating these risks. Our failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in legal liability or damage to our reputation in the marketplace.

Should an attacker gain access to our network, including by way of example, using compromised credentials of an authorized user, we are at risk that the attacker might successfully leverage that access to compromise additional systems and data. Certain measures that we currently have in place in order to increase the security of our systems, such as data encryption (including data at rest encryption), heightened monitoring and logging, scanning for source code errors or deployment of multi-factor authentication, take significant time and resources to deploy broadly, and such measures may not be deployed in a timely manner or be effective against an attack. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business.

Our information systems must be continually updated, patched and upgraded to protect against known vulnerabilities. The volume of new vulnerabilities has increased markedly, as has the criticality of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be continuously addressed. Accordingly, we are at risk that cyber-attackers exploit these known vulnerabilities before they have been addressed. Any failure related to these activities and any breach of our information systems could result in significant liability and/or have a material adverse effect on our business, reputation and financial condition.

We could experience losses or liability not covered by insurance.

Our business exposes us to risks that are inherent in the provision of virtual behavioral healthcare and access to remote, virtual healthcare and therapy. If clients, members or other individuals assert liability claims against us, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our solution. We attempt to limit our liability to clients and members by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, and may include larger self-insured retentions or exclusions for certain products. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition, and results of operations.

There may be adverse tax , legal and other consequences if the employment status of providers on our platform is challenged.

There is often uncertainty in the application of worker classification laws, especially in the medical field where individuals are required to hold professional licenses, and, consequently, there is risk that providers could be deemed to be misclassified under applicable law. We and TPN structure our relationships with the majority of our respective providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. The tests governing whether a service provider is an independent contractor, or an employee are typically highly fact sensitive and vary by governing law. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our and TPN’s providers are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. A misclassification determination or allegation creates potential exposure for us, including but not limited to: monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security, Medicare, workers’ compensation and unemployment; claims of discrimination, harassment and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages or other liability, and any adverse determination, including potentially the requirement for us to indemnify a user, could also harm our brand, which could materially and adversely affect our business, prospects, financial condition and results of operations. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, such indemnification agreements could be determined to be unenforceable or costly to enforce and indemnification under such agreements may otherwise prove inadequate. As a result, any determination that our and/or TPN’s providers are employees could have a material adverse effect on our business, financial condition and results of operations.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings, payer audits, investigations, and claims that arise in the ordinary course of business such as claims brought by our clients in connection with commercial disputes or employment claims made by our current or former associates. Litigation and audits may result in substantial costs and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our stock.

Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer behavior.

Consumers may become increasingly resistant to the collection, use and sharing of information online, including information used to deliver and optimize advertising, and take steps to prevent such collection, use and sharing of information. For example, consumer complaints and/or lawsuits regarding online advertising or the use of cookies or other tracking technologies in general and our practices specifically could adversely impact our business.

Consumers can currently opt out of the placement or use of most cookies for online advertising purposes by either deleting or disabling cookies on their browsers, visiting websites that allow consumers to place an opt-out cookie on their browsers, which instructs participating entities not to use certain data about consumers’ online activity for the delivery of targeted advertising, or by downloading browser plug-ins and other tools that can be set to: identify cookies and other tracking technologies used on websites; prevent websites from placing third-party cookies and other tracking technologies on the consumer’s browser; or block the delivery of online advertisements on apps and websites.

We are also subject to evolving EU and UK privacy laws on cookies and e-marketing. In the European Union and the United Kingdom, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and current national laws that implement the ePrivacy Directive are highly likely to be replaced by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. In the European Union and the United Kingdom, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The General Data Protection Regulation (“GDPR”) also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

Various software tools and applications have been developed that can block advertisements from a consumer’s screen or allow consumers to shift the location in which advertising appears on webpages or opt out of display, search and internet-based advertising entirely. In particular, Apple’s mobile operating system permits these technologies to work in its mobile Safari browser. In addition, changes in device and software features could make it easier for internet users to prevent the placement of cookies or to block other tracking technologies. In particular, the default settings of consumer devices and software may be set to prevent the placement of cookies unless the user actively elects to allow them. For example, Apple’s Safari browser currently has a default setting under which third-party cookies are not accepted and users must activate a browser setting to enable cookies to be set, and Apple has announced that its new mobile operating system will require consumers to opt in to the use of Apple’s resettable device identifier for advertising purposes. Various industry participants have worked to develop and finalize standards relating to a mechanism in which consumers choose whether to allow the tracking of their online search and browsing activities, and such standards may be implemented and adopted by industry participants at any time.

If consumer sentiment regarding privacy issues or the development and deployment of new browser solutions or other Do Not Track mechanisms result in a material increase in the number of consumers who choose to opt out or block cookies and other tracking technologies or who are otherwise using browsers where they need to, and fail to, allow the browser to accept cookies, or otherwise result in cookies or other tracking technologies not functioning properly, our ability to advertise effectively and conduct our business, and our results of operations and financial condition would be adversely affected.

Changes in U.S. tax laws could adversely affect our operating results and financial condition.

The United States enacted tax reform legislation in 2017 (the “Tax Cuts and Jobs Act of 2017”) that, among other things, reduces the U.S. federal corporate income tax rate to 21%, imposes significant limitations on the deductibility of interest and executive compensation, allows for the expensing of capital expenditures, limits the deduction for net operating losses (“NOLs”) to 80% of current year taxable income in respect of losses arising in taxable years beginning after 2017, and modifies or repeals many business deductions and credits. The reduction in the U.S. federal corporate income tax rate is expected to be beneficial to us in future years in which we have net income subject to U.S. tax. The reduction in the U.S. federal corporate income tax rate also resulted in a remeasurement of our deferred tax assets and liabilities. There was no net impact on our deferred tax assets as we maintain a full valuation allowance. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains certain tax provisions, including provisions that retroactively and/or temporarily suspend or relax in certain respects the application of certain provisions, such as the limitations on the deduction of NOLs and interest, in the Tax Cuts and Jobs Act of 2017.

There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the Tax Cuts and Jobs Act of 2017 and the CARES Act. In the absence of guidance on these issues, we will use what we believe are reasonable interpretations and assumptions in interpreting and applying the Tax Cuts and Jobs Act of 2017 and the CARES Act, which may change as we receive additional clarification and implementation guidance. It is also possible that the Internal Revenue Service could issue subsequent guidance or take positions on audit that differ from the interpretations and assumptions that we previously made, which could have a material adverse effect on our cash tax liabilities, results of operations and financial condition.

Certain U.S. state and local tax authorities may assert that we have a nexus with such states or localities and may seek to impose state and local income taxes on our income allocated to such state and localities.

There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states or localities. States and localities are becoming increasingly aggressive in asserting nexus for state and local income tax purposes. We could be subject to additional state and local income taxation, including penalties and interest attributable to prior periods, if a state or local tax authority in a state or locality where we do not currently file an income tax return successfully asserts that our activities give rise to nexus for state income tax purposes. Such tax assessments, penalties and interest may adversely affect our cash tax liabilities, results of operations and financial condition.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use or similar taxes for virtual behavioral health services which could adversely affect our results of operations.

State taxing authorities may assert that we had economic nexus with their state and were required to collect sales and use or similar taxes with respect to past or future services that we have provided or will provide, which could result in tax assessments and penalties and interest. The assertion of such taxes against us for past services, or any requirement that we collect sales taxes on its provision of future services, could have a material adverse effect on our business, cash tax liabilities, results of operations, and financial condition.

Our ability to use our net operating losses and certain other attributes may be subject to certain limitations.

As of December 31, 2020, we had $97 million of U.S. federal and $105 million of state net operating loss. Certain of our U.S. federal and state net operating loss carryforwards may be carried forward indefinitely, while other of these loss carryforwards are subject to expiration (beginning in 2032). It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration (or that we will not generate taxable income at all). Under the Tax Cuts and Jobs Act of 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to these in federal tax laws. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code, respectively, and similar provisions of state law, including limitations that may result from the consummation of the Transactions. Under those sections of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not yet undertaken an analysis of whether the Transactions resulted in an “ownership change” for purposes of Section 382 and Section 383 of the Internal Revenue Code or whether there are any existing limitations on use with respect to our net operating losses and other tax attributes.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our common stock.

Our quarterly results of operations, including our revenue, net loss and cash flows, has varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

•
our ability to maintain and grow the number of clients and members on our platform;
•
the demand for and types of services that are offered on our platform by providers;
•
the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable implementation timelines;
•
the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•
our ability to effectively manage the size and composition of our network of healthcare providers relative to the level of demand for services from our members and our clients’ members and patients;
•
our ability to respond to competitive developments, including pricing changes and the introduction of new products and services by our competitors;
•
client and member retention and the timing and terms of client and member renewals;
•
changes to our pricing model;
•
our ability to introduce new features and services and enhance our existing platform and our ability to generate significant revenue from new features and services;
•
the mix of products and services sold during a period;
•
the impact of outages of our platform and associated reputational harm;
•
security or data privacy breaches and associated remediation costs;
•
the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;
•
changes in the fair values of our financial instruments (including, but not limited to, certain warrants assumed in connection with the Business Combination); and
•
the COVID-19 pandemic.

Most of our revenue in any given quarter is derived from contracts entered into with our clients during previous quarters. Consequently, a decline in new or renewed contracts in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales of and market demand for our solution, and potential changes in our renewals or renewal terms, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable term of the contract. Accordingly, the effect of changes in the industry impacting our business or changes we experience in our new sales may not be reflected in our short-term results of operations. Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our securities.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled, very large and diverse employees could adversely affect our business.

Our success depends largely upon the continued services of our key members of senior management. These members of senior management are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our business would also be adversely affected if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment. While we have succession plans in place and we have employment arrangements with a limited number of key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us.

Our success is dependent on our ability to align our talent with our business needs, engage our employees and inspire our employees to be open to change, to innovate and to maintain member- and client-focus when delivering our services. To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for qualified professionals. We may not be successful in continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with experience working in the healthcare market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, as we expand internationally, we face the challenge of recruiting, integrating, educating, managing, retaining and developing a more culturally diverse workforce.

In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity instruments may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Failure to attract new personnel or failure to retain and motivate our current personnel, could have a material adverse effect on our business, financial condition and results of operations.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have a material adverse effect on our business, financial condition and results of operations.

We intend to seek to acquire or invest in businesses, software-based products and services or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. To pursue this strategy successfully, we must identify attractive acquisition or investment opportunities and successfully complete transactions, some of which may be large and complex. We may not be able to identify or complete attractive acquisition or investment opportunities due to, among other things, the intense competition for these transactions. If we are not able to identify and complete such acquisition or investment opportunities, our future results of operations and financial condition may be adversely affected. Additionally, the pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, but not limited to:

•
an inability to integrate or benefit from acquired technologies or services in a profitable manner;
•
unanticipated costs or liabilities associated with the acquisition;
•
difficulty integrating the accounting systems, operations and personnel of the acquired business;

•
difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•
difficulty converting the clients of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;
•
diversion of management’s attention from other business concerns;
•
adverse effects to our existing business relationships with business partners and clients as a result of the acquisition;
•
the potential loss of key employees;
•
use of resources that are needed in other parts of our business; and
•
use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which generally must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition and results of operations may suffer.

Economic uncertainties or downturns in the general economy or the industries in which our clients operate could disproportionately affect the demand for our solution and negatively impact our results of operations.

General worldwide economic conditions have experienced significant downturns during the last ten years, and market volatility and uncertainty remain widespread, making it potentially very difficult for our clients and us to accurately forecast and plan future business activities. During challenging economic times, our clients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions may impair the ability of our clients to pay for the software-based products and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

Risks Related to Our Legal and Regulatory Environment

Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions.

Our ability to conduct telehealth and teletherapy services in a particular jurisdiction is directly dependent upon the applicable laws governing remote care, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. With respect to telehealth and teletherapy services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in the suspension or modification of our telehealth and teletherapy operations in certain states. However, the extent to which a jurisdiction considers particular actions or relationships to comply with the applicable standard of care is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, each with broad discretion. Accordingly, we must monitor our compliance with the law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Although the COVID-19 pandemic has led to the relaxation of certain Medicare, Medicaid and state licensure restrictions on the delivery of telehealth and teletherapy services, it is uncertain how long the relaxed policies will remain in effect, and, there can be no guarantee that once the COVID-19 pandemic is over that such restrictions will not be reinstated or changed in a way that adversely affects our business.

Additionally, it is possible that the laws and rules governing the practice of medicine and the practice of pharmacy, including remote care, in one or more jurisdictions may change in a manner deleterious to our business. For instance, a few states have imposed different, and, in some cases, additional, standards regarding the provision of services via telehealth and teletherapy. Some states impose strict standards on using telehealth and teletherapy to prescribe certain classes of controlled substances that can be commonly used to treat behavioral health disorders. The unpredictability of this regulatory landscape means that sudden changes in policy regarding standards of care and reimbursement are possible. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we or our affiliated medical group were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

Evolving government regulations may result in increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations. We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These include rules governing the practice of medicine by physicians; laws relating to licensure requirements for physicians and other licensed health professionals; laws limiting the corporate practice of medicine and professional fee-splitting; laws governing the issuances of prescriptions in an online setting; cybersecurity and privacy laws; and laws and rules relating to the distinction between independent contractors and employees. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

In the jurisdictions in which we operate, even where we believe we are in compliance with all applicable laws, due to the uncertain regulatory environment, certain jurisdictions may determine that we are in violation of their laws. In the event that we must remedy such violations, we may be required to modify our services and products in a manner that undermines our solution’s attractiveness to our clients, members or providers or experts, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. In each case, our revenue may decline and our business, financial condition and results of operations could be materially adversely affected.

Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our products or services from being offered to members and clients, or their members and patients, which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician and other professional services, and our business, financial condition and our ability to operate in certain jurisdictions would be adversely affected if those relationships were disrupted or if our arrangements with our providers or clients are found to violate state laws prohibiting the corporate practice of medicine or fee splitting.

We are in the process of transitioning to a structure where we will enter into various agreements with a Texas professional association entity, TPN, which in turn will contract with our affiliated professional entities and physicians, therapists, and other licensed professionals for clinical and professional services provided to our members. Once this structure is implemented, there is a risk that U.S. state authorities in some jurisdictions may find that these contractual relationships with professional entities, physicians and other healthcare providers providing telehealth and teletherapy violate laws prohibiting the corporate practice of medicine and professional fee splitting. These laws generally prohibit the practice of medicine by lay persons or entities and prohibit us from employing physicians and certain licensed professionals, directing the clinical practice of physicians and certain licensed professionals, holding an ownership interest in an entity that employs physicians and certain licensed professionals or from engaging in certain financial arrangements, such as splitting professional fees with physicians and certain licensed professionals. The laws are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing a healthcare provider’s professional judgment. The extent to which each state considers particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and professional counselors and therapists, and state attorneys general, among others. As such, we must monitor our compliance with applicable laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice of medicine or fee splitting laws will not circumscribe our business operations.

TPN will contract with therapists and other licensed professionals or enter into agreements with our affiliated professional entities, physicians, therapists and other licensed professionals for the clinical and professional services provided to our members. We do not own TPN or the professional entities with which it will contract. TPN is owned by an independent Texas-licensed physician, and the other professional entities will be owned by physicians qualified to own such professional entities in the respective states. Once fully implemented, we expect that these relationships will continue, however, we cannot guarantee that they will. A material change in our relationship with TPN or among TPN and the contracted professional entities, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to members as we intend under the transitioned structure and could have a material adverse effect on our business, financial condition, and results of operations.

State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers. Due to the prevalence of the corporate practice of medicine doctrine, including in states where we conduct our business, we are in the process of finalizing certain agreements with TPN, which is a 100% physician-owned independent entity. One such agreement is a management services agreement with TPN, pursuant to which TPN reserves exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services and we provide non-clinical management and administrative services in exchange for a fee. The other professional entities, physicians, therapists and other licensed professionals who will provide clinical and professional services to our members through contracts with TPN will also retain exclusive control and responsibility for all aspects of medical services provided to our members. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may successfully challenge our organization and contractual arrangements with our providers once implemented. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our providers to comply with these statutes, could eliminate clients located in certain states from the market for our services. Furthermore, the arrangements we are in the process of finalizing or will enter into to comply with state corporate practice of medicine doctrines and fee splitting laws could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, adverse determination or litigation with regard to our arrangements with TPN and our affiliated professional entities could have a material adverse effect on our business, financial condition, and results of operations.

The impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations.

The impact on us of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations. Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Affordable Care Act in 2010 made major changes in how healthcare is delivered and reimbursed, and it increased access to health insurance benefits to the uninsured and underinsured population of the United States.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017 was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Since the enactment of the Tax Cuts and Jobs Act of 2017, there have been additional amendments to certain provisions of the ACA. We expect with the anticipated changes to the U.S. presidency and Congress, there will likely be additional changes to the ACA and/or repeal or replacement of certain changes implemented by the Trump administration. It is uncertain the extent to which any such changes may impact our business or financial condition. President Joe Biden and Congress may consider other legislation to change elements of the ACA. In December 2019, a federal appeals court held that the individual mandate portion of the ACA was unconstitutional and left open the question whether the remaining provisions of the ACA would be valid without the individual mandate. On November 10, 2020, the U.S. Supreme Court heard oral arguments and is in the process of reviewing this case. A decision is expected in 2021. We continue to evaluate the effect that the ACA and its possible modification or repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2029, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect consumer demand and affordability for our products and services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.

Such changes in the regulatory environment may also result in changes to our payer mix that may affect our operations and revenue. In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the ACA may adversely affect payers by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payers seek to offset these increases by reducing costs in other areas. Certain of these provisions are still being implemented and the full impact of these changes on us cannot be determined at this time.

Uncertainty regarding future amendments to the ACA as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third party payers will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

Although our services are not currently reimbursed by government healthcare programs such as Medicare or Medicaid, any future reimbursement from federal and/or state healthcare programs could expose our business to broadly applicable fraud and abuse laws and other healthcare laws and regulations that would regulate the business. The U.S. healthcare industry is heavily regulated and closely scrutinized by federal and state governments. Comprehensive statutes and regulations govern the manner in which we and our affiliated professional entities may provide and bill for services and collect reimbursement from governmental programs and private payers, our contractual relationships with TPN and its corresponding relationship with its contracted providers, vendors and clients, our marketing activities and other aspects of our operations. Applicable and potentially applicable U.S. federal and state healthcare laws and regulations include, but are not limited, to the following:

•
the federal physician self-referral law, commonly referred to as the Stark Law, that, unless one of the statutory or regulatory exceptions apply, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $25,820 per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty of up to $172,137 for a circumvention scheme;
•
the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Remuneration has been interpreted broadly to be anything of value, and could include compensation, discounts, or free marketing services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $104,330 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•
the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which we collectively refer to as HIPAA, and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•
HIPAA, which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of PHI;
•
the federal False Claims Act that imposes civil and criminal liability, including treble damages and mandatory minimum penalties of $11,665 to $23,331 per false claim or statement, on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. A claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•
the federal Civil Monetary Law prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
•
similar state law provisions pertaining to Anti-Kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any third party payer, including commercial insurers or services paid out-of-pocket by patients;
•
state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;
•
the Federal Trade Commission Act and federal and state consumer protection, advertisement and unfair competition laws, which broadly regulate marketplace activities and activities that could potentially harm consumers, including information practices;
•
laws that regulate debt collection practices as applied to our debt collection practices;
•
a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments; and
•
federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to provide physician and other professional services, to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs, as well as state insurance laws.

Because of the breadth of these laws and the need to fit certain activities within one of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status and, if in the future we provide services reimbursable by government healthcare programs, exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

Our use and disclosure of personally identifiable information, including PHI, personal data, and other health information, is subject to state, federal or other privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and member bases and revenue.

The privacy and security of personally identifiable information (“PII”) stored, maintained, received or transmitted electronically is an enforcement priority in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the FTC and state attorneys general, any failure or perceived failure to comply with such requirements may result in proceedings or actions against us by government entities or private parties, or could cause us to lose clients or members, any of which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Any allegations about our practices with regard to the collection, use, disclosure, or security of personally identifiable information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

We also publish statements to our clients and members that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be inaccurate, incomplete, or not fully implemented, we may be subject to claims of deceptive practices or other violation of law, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

Numerous federal and state laws and regulations govern collection, storage, dissemination, use, retention, transfer, disposal, security and confidentiality of personally identifiable health information, including HIPAA; U.S. state privacy, security and breach notification and healthcare information laws; the California Consumer Protection Act (“CCPA”); and other data protection laws.

HIPAA establishes a set of basic national privacy and security standards for the protection of PHI, to covered entities, including certain types of health care providers and their service providers that access PHI, known as business associates. HIPAA requires covered entities and business associates to maintain policies and procedures governing PHI that is used or disclosed, and to implement administrative, physical and technical safeguards to protect PHI, including PHI maintained, used and disclosed in electronic form. These safeguards include employee training, identifying business associates with whom covered entities need to enter into HIPAA-compliant contractual arrangements and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort and expense. While we undertake substantial efforts to secure the PHI we maintain, use and disclose in electronic form, a cyber-attack or other intrusion that bypasses our information security systems causing an information security breach, loss of PHI, confidential member information, or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with potentially substantial fines and penalties. When acting as a service provider to licensed therapists or employee assistance programs (group health plans), we are considered a business associate under HIPAA. In some instances we may be considered a covered entity under HIPAA where our own employees are providing direct therapeutic care.

HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims. Additionally, HIPAA imposes mandatory penalties for certain violations. Penalties for such violations of HIPAA and its implementing regulations include civil monetary penalties of up to $59,522 per violation, not to exceed approximately $1.8 million for violations of the same standard in a single calendar year (as of 2020, and subject to periodic adjustments for inflation). However, a single breach incident can result in violations of multiple standards, which could result in significant fines. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year of imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations and prospects. In addition, HIPAA mandates that the Secretary of the U.S. Department of Health and Human Services (“HHS”) conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Further, the U.S. federal government and various states and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information. For example, California implemented the California Consumer Privacy Act, or CCPA, which came into effect on January 1, 2020, and to which we are subject. The CCPA imposes obligations and restrictions on businesses regarding their collection, use, processing, retaining and sharing of personal information and provides new and enhanced data privacy rights to California residents. Specifically, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA provides for civil penalties for violations, which could result in statutory penalties of up to $2,500 per violation, or up to $7,500 per violation if the violation is intentional. The CCPA also provides a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Protected health information that is subject to HIPAA is excluded from the CCPA; however, information we hold about individual residents of California that is not subject to HIPAA would be subject to the CCPA. Because the CCPA is relatively new, there is still some uncertainty about how HIPAA and other exceptions may be applied under the CCPA. Furthermore, California voters approved the California Privacy Rights Act (“CPRA”) on November 3, 2020, which will amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal information. The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022.

With laws and regulations such as HIPAA, the CCPA, and the CPRA imposing relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations to our business, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so.

Moreover, California implemented the California Confidentiality of Medical Information Act, which imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused, such as the CCPA.

There are many other state-based data privacy and security laws and regulations that may impact our business. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject.

The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.

There are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of PII and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. If we provide services to members outside the United States, we may be subject to such laws, regulations, directives and obligations in relation to processing of personal data in our customer contracts, and we may be subject to significant consequences, including penalties, fines and contractual liability, for our failure to comply. While we have not undertaken a comprehensive review of the GDPR applicability to our business given we only have very small number of users from that region, the GDPR imposes stringent data protection requirements, with enhanced obligations on the processing of sensitive data, including information that relates to mental health, and provides for severe penalties for breach, which could be imposed directly in connection with future European operations. EU Member States are also able to legislate separately on sensitive data (i.e. mental health), and we must comply with these local laws where we operate. European data protection law also imposes strict rules on the transfer of personal data out of the EEA to the United States that are currently the subject of draft guidance. Following its departure from the EU, the United Kingdom has its own national legislation that imposes similar obligations and penalties to the GDPR. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. The relationship between the UK and the EU in relation to certain aspects of data protection law, particularly transfers of personal data (on expiry of the current grace period on June 30, 2021, unless terminated earlier), remains unsettled following the Brexit Trade and Cooperation Agreement and regulatory changes in both the EU and UK may lead to additional compliance costs and could increase our overall risk. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU and European Economic Area (“EEA”) member states or the UK may result in fines of up to €20,000,000 (or £17.5 million in the UK) or up to 4% of our total worldwide annual revenue for the preceding financial year under each regime, whichever is higher, and other administrative penalties. If we provide services outside the United States, we must may need to comply with such laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply. For example, the European Commission has enacted the General Data Protection Regulation (“GDPR”), that became effective in May 2018 for controllers and processors of personal data, which imposes more stringent data protection requirements and provides for severe penalties for breach, which could be imposed directly in connection with future European operations. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU and European Economic Area (“EEA”) member states may result in fines of up to €20,000,000 or up to 4% of our total worldwide annual revenue for the preceding financial year, whichever is higher, and other administrative penalties. To comply with the GDPR we may be required to put in place additional mechanisms policies and procedures ensuring compliance. European data protection law also imposes strict rules on the transfer of personal data out of the EEA to the United States that are currently the subject of draft guidance. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Moreover, following the United Kingdom’s (“UK”) withdrawal from the EU, we have to comply with the GDPR and separately the GDPR as implemented in the UK, each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, e.g. how data transfers between EU member states and the UK will be treated. These changes may lead to additional compliance costs and could increase our overall risk. Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of client and member confidence, damage to our brand and reputation, and a loss of clients and/or members, any of which could have an adverse effect on our business.

Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that our business activities can be subject to challenge under one or more of such laws. The applicability, scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal, state and foreign enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers and of processing of health data generally, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Any such investigations, prosecutions, convictions or settlements could result in significant financial penalties, damage to our brand and reputation, and a loss of clients and/or members, any of which could have an adverse effect on our business.

In addition, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of our users’ content, or regarding the manner in which the express or implied consent of users for the collection, use, retention or disclosure of such content is obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process user data or develop new services and features. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

Because of the extreme sensitivity of the information which we receive, store and transmit on behalf of therapists, clients, and others, the security features of our technology platform are very important. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or to investigate and remediate any information security vulnerabilities.

If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and member data, including PHI and PII. As a result, our reputation could be severely damaged, adversely affecting client and member confidence. Members may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

We outsource important aspects of the storage and transmission of client and member information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle client and member information to sign agreements contractually requiring those subcontractors to adequately safeguard PII and PHI to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of client and members’ proprietary and protected health information.

Due to applicable laws and regulations or contractual obligations, we may be held responsible for any information security failure or cyber-attack attributed to our vendors as they relate to the information we share with them. In addition, because we do not control our vendors and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect confidential, proprietary, or sensitive data, including personal data. We are at risk of a cyber-attack involving a vendor or other third party, which could result in a breakdown of such third party’s data protection processes or the cyber-attackers gaining access to our information systems or data through the third party. Regardless of whether an actual or perceived cyber-attack is attributable to us or our vendors, such an incident could, among other things, result in improper disclosure of information, harm our reputation and brand, reduce the demand for our products and services, lead to loss of client confidence in the effectiveness of our security measures, disrupt normal business operations or result in our systems or products and services being unavailable. In addition, it may require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations or damages for contract breach, divert the attention of management from the operation of our business and cause us to incur significant costs, any of which could affect our financial condition, operating results and our reputation. Moreover, there could be public announcements regarding any such incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock. In addition, our remediation efforts may not be successful and any failure related to these activities could result in significant liability and/or have a material adverse effect on our business, reputation and financial condition.

We may be exposed to compliance obligations and risks under anti-corruption, export controls and economic sanctions laws and regulations of the United States and applicable non-U.S. jurisdictions, and any instances of noncompliance could have a material adverse effect on our reputation and the results of our operations.

Expansion of our operations into markets outside the United States is one of our strategies for the future growth of our business. In connection with those plans, we may be or may become subject to compliance obligations under anti-corruption laws and regulations imposed by governmental authorities around the world with jurisdiction over our operations, which may include the FCPA, as well as the anti-corruption laws and regulations of other jurisdictions where we conduct business. These laws and regulations apply to companies, directors, officers, employees and agents, and may impact the way we conduct our operations, trade practices, investment decisions and partnering activities. Where they apply, the FCPA and the U.K. Bribery Act of 2010 (the “UK Bribery Act”) prohibit us and our officers, directors and employees, as well as any third parties acting on our behalf, including joint venture partners and agents, from corruptly offering, promising, authorizing or providing anything of value to public officials or other persons for the purpose of influencing official decisions or obtaining or retaining business or otherwise obtaining an improper business benefit. As part of our business, we may deal with non-U.S. governments and state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA.

In connection with our planned expansion of our international operations, we will become subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with public officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. Our business also will need to be conducted in compliance with applicable export controls and economic sanctions laws and regulations, including those of the U.S. government, the governments of other countries in which we operate or plan to operate in or conduct business and various multilateral organizations. Such laws and regulations include, without limitation, those administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Our provision of services to persons located outside the United States may be subject to certain regulatory prohibitions, restrictions or other requirements, including certain licensing or reporting requirements pursuant to export controls and economic sanctions laws and regulations. Our provision of services outside of the United States exposes us to the risk of violating, or being accused of violating, anti-corruption, exports controls and economic sanctions laws and regulations. Though we have implemented an anti-corruption policy, as well as formal training and monitoring programs, we cannot ensure that our policies and procedures will always protect us from risks associated with any unlawful acts carried out by our employees or agents. Violations of anti-corruption, exports controls or economic sanctions laws and regulations may expose us to reputational harm, as well as significant civil and criminal penalties, including monetary fines, imprisonment, disgorgement of profits, injunctions, suspension or debarment from government contracts, and other remedial measures. Investigations of alleged violations can be expensive and disruptive to our operations. Violations could have a material adverse effect on our reputation, business, financial condition and results of operations.

Risks Related to Our Intellectual Property

Any failure to protect, enforce or defend our intellectual property rights could impair our ability to protect our technology and our brand.

Our success depends in part on our ability to maintain, protect and enforce our intellectual property and other proprietary rights. We rely upon a combination of trademark, patent and trade secret laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property rights. These laws, procedures and agreements provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, diluted or misappropriated.

We attempt to protect our intellectual property and proprietary information by requiring our employees, consultants and certain of our contractors to execute confidentiality and assignment of inventions agreements. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property rights under these agreements may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Additionally, if a competitor lawfully obtains or independently develops the technology we maintain as a trade secret, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Despite our efforts to protect our trade secrets and proprietary technologies, third parties may gain access to our proprietary information. They may also develop and market solutions similar to ours or use trademarks similar to ours, each of which could materially harm our business. Unauthorized parties may also attempt to copy or obtain and use our technology to develop applications with the same functionality as our solutions, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. The failure to adequately protect our intellectual property and other proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

In addition, we use open-source software in connection with our proprietary software and expect to continue to use open-source software in the future. Some open-source licenses require licensors to provide source code to licensees upon request or prohibit licensors from charging a fee to licensees. While we try to insulate our proprietary code from the effects of such open-source license provisions, we cannot guarantee we will be successful. Accordingly, we may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open-source software, derivative works or our proprietary source code that was developed or distributed with such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open-source code change, we may be forced to re-engineer our software or incur additional costs. We cannot assure you that we have not incorporated open-source software into our proprietary software in a manner that may subject our proprietary software to an open-source license that requires disclosure, to clients or members or the public, of the source code to such proprietary software. Any such disclosure would have a negative effect on our business and the value of our proprietary software.

Third parties may challenge the validity of our trademarks and patents or oppose trademark and patent applications. We may not be able to obtain and enforce additional patents to protect our proprietary rights from use by potential competitors. Companies with other patents could require us to stop using or pay to use required technology.

Our commercial success depends in large part on our ability to obtain and maintain intellectual property protection through trademarks, patents, trade secrets and contracts in the United States and other countries with respect to our software and technology. If we do not adequately protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business.

We rely on our trademarks, trade name and brand names to distinguish our products and services from the products and services of our competitors, and we have registered or applied to register many of these trademarks. We cannot assure you that any future trademark applications will be approved. Third parties may also oppose our future trademark applications, or otherwise challenge our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand products or services, which could result in time and expense to re-program our software and websites, loss of brand recognition, and could require us to devote resources to advertising and marketing new brands.

We have applied for, and intend to continue to apply for, patents relating to our software and technology. Such applications may not result in the issuance of any patents, and any patents that may be issued may not provide adequate protection from competition. Furthermore, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, it is possible that patents issued to us may be challenged successfully and found to be invalid or unenforceable in the future. In that event, any competitive advantage that such patents might provide would be lost. If we are unable to secure or maintain patent coverage, our technology could become subject to competition from the sale of similar competing products.

Competitors may also be able to design around our now held or later issued patents. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of such patents or narrow the scope of our patent protection. If these developments were to occur, we could face increased competition. In addition, filing, prosecuting, maintaining, defending and enforcing patents on our software and technology in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States.

From time to time, patents issued to us relating to our software and technology may be infringed by the products or processes of others. The cost of enforcing patent rights against infringers, if such enforcement is required, could be significant and the time demands could interfere with our normal operations. Efforts to defend our intellectual property rights could incur significant costs and may or may not be resolved in our favor. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Regardless of the outcome, the cost and distraction associated with any such enforcement efforts could harm our business.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

We could become a party to intellectual property litigation and other infringement proceedings. The cost to us of any intellectual property litigation or other infringement or misappropriation proceeding, even if resolved in our favor, could be substantial. Some of our would-be competitors may sustain the costs of such litigation more effectively than we can because of their greater financial resources.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose sole or primary business is to assert such claims. Regardless of the merits of any intellectual property litigation, we may be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim or the above referenced review could have a material adverse effect on our business, financial condition or results of operations. We expect that we may receive in the future notices that claim we or our clients using our solution have misappropriated, misused or otherwise infringed other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. Our existing, or any future, litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention and resources, damage our reputation and brand and substantially harm our business.

We employ individuals who were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Additionally, in connection with such litigation, our use of such intellectual property could be temporarily or permanently enjoined forcing us to stop using such intellectual property altogether. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

In addition, in most instances, we have agreed to indemnify our clients against certain third-party claims, which may include claims that our solution infringes the intellectual property rights of such third parties. Our business could be adversely affected by any significant disputes between us and our clients as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we may become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•
cease offering or using technologies that incorporate the challenged intellectual property;
•
make substantial payments for legal fees, settlement payments or other costs or damages;
•
obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or
•
redesign technology to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our clients for such claims, such payments or costs could have a material adverse effect on our business, financial condition and results of operations.

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business, financial condition and results of operations.

Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We encounter technical obstacles from time to time, and it is possible that we may discover additional problems that prevent our proprietary applications from operating properly. If our solution does not function reliably or fails to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.

Moreover, data services are complex and those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects or errors in our existing or new software-based products and services may arise in the future and may result from interface of our solution with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors, and any failure by us to identify and address them, could result in loss of revenue or market share, diversion of development resources, harm to our reputation and increased service and maintenance costs. Defects or errors may discourage existing or potential clients from purchasing our solution from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could have a material adverse effect on our business, financial condition and results of operations.

If we cannot resolve any technical issues in a timely manner, we may lose clients and our reputation may be harmed.

Our clients depend on our support services to resolve any technical issues relating to our solution and services, and we may be unable to respond quickly enough to accommodate short-term increases in member demand for support services, particularly as we increase the size of our client, member and patient bases. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict member demand for technical support services, and if member demand increases significantly, we may be unable to provide satisfactory support services to our clients. Further, if we are unable to address clients’ needs in a timely fashion or further develop and enhance our solution, or if a client or member is not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and our profitability may be impaired and clients’ dissatisfaction with our solution could damage our ability to expand the number of software-based products and services purchased by such clients. These clients may not renew their contracts, seek to terminate their relationship with us or renew on less favorable terms. Moreover, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new business with current and prospective clients. If any of these were to occur, our revenue may decline and our business, financial condition and results of operations could be adversely affected.

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable solutions or the generation of significant future revenues.

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, partnerships or other arrangements to develop products and to pursue new markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Additionally, we may not own, or may jointly own with a third party, the intellectual property rights in products and other works developed under our collaborations, joint ventures, strategic alliances or partnerships.

Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

Risks Related to Ownership of Our Common Stock, our Warrants and Operating as a Public Company

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we do not incur as a private company. For example, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company. We are in the process of hiring additional accounting personnel and, as a public company, may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.

We also expect that operating as a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

If we fail to establish and maintain proper and effective internal control over financial reporting, as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to provide a report by management on, among other things, the effectiveness of our internal control over financial reporting for future annual reports on Form 10-K filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in future annual reports report on Form 10-K to be filed with the SEC. We will be required to disclose changes made in our internal controls and procedures on a quarterly basis. As a private company, we have not previously been required to conduct an internal control evaluation and assessment.

The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our information technology systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, we may need to retain additional outside consultants. If we or, if required, our independent registered public accounting firm, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, which could negatively impact the price of our securities.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement governing our warrants and the HEC Forward Purchase Agreement. Following the issuance of the SEC Statement, on May 4, 2021, HEC concluded that it was appropriate to restate its previously issued audited financial statements as of December 31, 2020 and for the period from February 6, 2020 (inception) through December 31, 2020, as well as its financial data as of June 11, 2020 (the “restatement”), and as part of such process, HEC identified a material weakness in its internal control over financial reporting. As the accounting acquirer in the Business Combination, we have inherited this material weakness and the warrants.

HEC reevaluated the accounting treatment of 20,700,000 public warrants, 10,280,000 private placement warrants and the HEC Forward Purchase Agreement, and determined to classify the warrants and the HEC Forward Purchase Agreement as liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, these liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in our statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Following the Business Combination, the recurring fair value measurement will apply only to the private placement warrants, and we expect that we will continue to recognize non-cash gains or losses on our private placement warrants each reporting period and that the amount of such gains or losses could be material.

As a result of such material weakness, the restatement, the change in accounting for the warrants and HEC Forward Purchase Agreement, and other matters raised or that may in the future be raised by the SEC, we may face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Delaware law and our organizational documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our organizational documents and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our organizational documents include the following provisions or features that may make the acquisition of our company more difficult:

•
we have a classified board of directors with staggered, three-year terms;
•
our board of directors is permitted to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
the Certificate of Incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
the limitation of the liability of, and the indemnification of, our directors and officers;
•
certain transactions are not “corporate opportunities” and the Identified Persons (as defined in the Certificate of Incorporation) are not subject to the doctrine of corporate opportunity and such Identified Persons do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us;
•
we are not governed by Section 203 of the DGCL and, instead, our Certificate of Incorporation includes a provision that is substantially similar to Section 203 of the DGCL, and acknowledges that certain stockholders cannot be “interested stockholders” (as defined in the Certificate of Incorporation);

•
our board of directors has the ability to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•
our bylaws contain advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.

The provision of our certificate of incorporation requiring exclusive forum in certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

The Certificate of Incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or the Certificate of Incorporation or our bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought in a state court located within the state of Delaware (or if no state court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. The foregoing provisions do not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction.

Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; provided, however, that our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and it is possible that, in connection with claims arising under federal securities laws, a court could find the choice of forum provisions contained in the Certificate of Incorporation to be inapplicable or unenforceable.

Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds either exclusive forum provision contained in the Certificate of Incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Future resales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Pursuant to the Sponsor Support Agreement and our Bylaws, the Sponsor and certain stockholders of Talkspace, Inc. (“Talkspace Holders”) the Talkspace Holders are contractually restricted from selling or transferring any shares of our common stock (not including the shares of our common stock issued in the PIPE Investment pursuant to the terms of the Subscription Agreements) (the “Lock-up Shares”). Such restrictions began at Closing and end on the date that is 180 days after the Closing.

However, following the expiration of such lockup, the Sponsor and the Talkspace Holders will not be restricted from selling shares of our stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. The shares held by Sponsor and the Talkspace Holders may be sold after the expiration of the applicable lock-up period under the Sponsor Support Agreement and Bylaws. As restrictions on resale end and registration statements (to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

In addition, we may issue additional common stock or other equity securities without the approval of investors, which would dilute investors’ ownership interests and may depress the market price of our common stock.

Our warrants are exercisable for common stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 33,480,000 shares of common stock are exercisable in accordance with the terms of the Warrant Agreement governing those securities. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take and will continue to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following June 11, 2025, the fifth anniversary of the HEC IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

The Warrant Agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of common stock equal to the quotient obtained by dividing (x) the product of the number of common stock underlying the warrants, multiplied by the excess of the “fair market value” of our common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the Warrant Agreement, (ii) adjusting the provisions relating to cash dividends on common stock as contemplated by and in accordance with the Warrant Agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of common stock purchasable upon exercise of a warrant.

The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

The Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock recapitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

General Risk Factors

The price of our securities may be volatile.

The price of our securities may fluctuate due to a variety of factors, including:

•
the success of competitive services or technologies;
•
developments related to our existing or any future collaborations;
•
regulatory or legal developments in the United States and other countries;
•
developments or disputes concerning our intellectual property or other proprietary rights;
•
the recruitment or departure of key personnel;
•
actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•
variations in our financial results or those of companies that are perceived to be similar to us;
•
changes in the structure of healthcare payment systems;
•
changes in the market’s expectations about our operating results;
•
the public’s reaction to our press releases, other public announcements and filings with the SEC;
•
speculation in the press or investment community;
•
commencement of, or involvement in, litigation involving us;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of our securities available for public sale;
•
changes in our board of directors or management;
•
general economic, industry and market conditions; and
•
the other factors described in this “Risk Factors” section.

These market and industry factors may materially reduce the market price of our common stock and warrants regardless of our operating performance.

We may need to raise additional capital in the future in order to execute our business plans, which may not be available on terms acceptable to us, or at all.

We have experienced recurring losses from operations, and negative cash flows at operations, and we expect our operating expenses will increase in the foreseeable future. We believe our cash and cash equivalents on hand following the Business Combination, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements in the near future. However, in the future we may still require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our securities may be volatile and, in the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm its business.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.

Securities research analysts may establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our securities price or trading volume could decline. While we expect to receive research analyst coverage, if no analysts commence coverage of us, the market price and volume for our securities could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds

On June 11, 2020, Hudson Executive Investment Corp. (“HEC”) consummated the HEC IPO, in which it issued 41,400,000 units (the “HEC Units”), including the issuance of 5,400,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each HEC Unit consists of one share of Class A common stock of HEC, par value $0.0001 per share, and one-half of one redeemable warrant of HEC (each an “HEC Warrant”), with each whole HEC Warrant entitling the holder thereof to purchase one share of HEC’s Class A common stock for $11.50 per share, subject to adjustment. The HEC Units were sold at a price of $10.00 per Unit, generating gross proceeds to HEC of $414,000,000.

Simultaneously with the consummation of the HEC IPO and the exercise of the over-allotment option in full, HEC consummated a private placement of 10,280,000 private placement warrants to its sponsor, HEC Sponsor LLC, at a price of $1.00 per private placement warrant, generating total additional proceeds of $10.3 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

HEC incurred approximately $23.4 million in transaction costs, including $8.3 million of underwriting fees, $14.5 million of deferred underwriting fees and $0.6 million of other costs. Following the HEC IPO, the exercise of the over-allotment option in full and the sale of the private placement warrants, a total of $414.2 million was placed in a trust account. After deducting payments to existing shareholders of $259.8 million in connection with their exercise of redemption rights, the payment of the $14.5 million of deferred underwriting fees and a total of $14.0 million in expenses in connection with the Business Combination paid from the trust account, the remainder of the trust account is now held on our balance sheet to fund our operations and continued growth.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of January 12, 2021, by and among Hudson Executive Investment Corp., Tailwind Merger Sub I, Inc., Tailwind Merger Sub II, LLC, and Groop Internet Platform, Inc. (d/b/a Talkspace).	S-4	333-252638	2.1	2/2/21
3.1	Second Amended and Restated Certificate of Incorporation of Talkspace, Inc.	8-K/A	001-39314	3.1	6/23/21
3.2	Bylaws of Talkspace, Inc.	8-K/A	001-39314	3.2	6/23/21
4.1	Warrant Agreement, dated as of June 8, 2020, by and between Continental Stock Transfer & Trust Company and Hudson Executive Investment Corp.	8-K	001-39314	4.1	6/11/20
4.2	Specimen Warrant Certificate of the Registrant.	S-1	333-238583	4.3	6/5/20
4.3	Specimen Common Stock Certificate.	S-4	333-252638	4.5	5/20/21
10.1	Form of Indemnification Agreement.	8-K	001-39314	10.1	6/23/21
10.2	Amended and Restated Registration Rights Agreement, by and among Talkspace, Inc. and the holders party thereto.	8-K	001-39314	10.2	6/23/21
10.3	Non-Employee Director Compensation Program.	8-K	001-39314	10.3	6/23/21
10.4	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and Oren Frank.	8-K	001-39314	10.4	6/23/21
10.5	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and Mark Hirschhorn.	8-K	001-39314	10.5	6/23/21
10.6	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and Roni Frank.	8-K	001-39314	10.6	6/23/21
10.7	2021 Incentive Award Plan.	8-K	001-39314	10.7	6/23/21
10.8	Form of Stock Option Agreement under the Talkspace, Inc. 2021 Incentive Award Plan.	8-K	001-39314	10.7(a)	6/23/21
10.9	Form of Restricted Stock Unit Agreement under the Talkspace, Inc. 2021 Incentive Award Plan.	8-K	001-39314	10.7(b)	6/23/21
10.10	2021 Employee Stock Purchase Plan.	8-K	001-39314	10.8	6/23/21
10.11	Executive Severance Plan.	8-K	001-39314	10.9	6/23/21
10.12	2014 Stock Incentive Plan.	8-K	001-39314	10.11	6/23/21
10.13	Credit and Security Agreement, dated as of March 15, 2021, by and among Talkspace Network LLC, Groop Internet Platform, Inc. and JPMorgan Chase Bank, N.A.	S-4	333-252638	10.19	4/5/21
10.14	Employment Agreement, dated July 2, 2021, between the Company and Jennifer Fulk.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Talkspace, Inc.

Date: August 9, 2021	By:	/s/ Oren Frank
Oren Frank
Chief Executive Officer

Date: August 9, 2021	By:	/s/ Jennifer Fulk
Jennifer Fulk
Chief Financial Officer