Form 10-Q
period 2021-09-30
Talkspace, Inc.
filed 2021-11-15
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 152,307,497 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements are based on information available as of the date of this Quarterly Report and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including without limitation, risks related to:

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
o
our ability to grow our member base; and
•
other factors detailed under the section entitled “Risk Factors” in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$222,865	$13,248
Accounts receivable, net	5,318	5,914
Other current assets	10,023	1,515
Total current assets	238,206	20,677
Property and equipment, net	658	175
Deferred issuance costs	-	692
Intangible assets, net	3,876	5,195
Goodwill	6,134	6,134
Other long-term assets	82	-
Total assets	$248,956	$32,873

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$14,039	$7,901
Deferred revenues	8,302	5,172
Accrued expenses and other current liabilities	7,634	7,416
Total current liabilities	29,975	20,489

Warrant liabilities	12,012	-
Other long-term liabilities	86	-
Total liabilities	42,073	20,489

CONVERTIBLE PREFERRED STOCK:

Convertible preferred stock (Series Seed, Seed-1, Seed-2, A, B, C and D) of $0.0001 par value — Authorized: 100,000,000 and 95,709,146 shares at September 30, 2021 and December 31, 2020, respectively; Issued and outstanding: 0 and 94,582,550 shares at September 30, 2021 and December 31, 2020, respectively (1)	-	111,282

STOCKHOLDERS’ EQUITY (DEFICIT):

Common stock of $0.0001 par value — Authorized: 1,000,000,000 and 129,397,278 shares at September 30, 2021 and December 31, 2020, respectively; Issued and outstanding: 152,293,298 and 13,413,431 shares at September 30, 2021 and December 31, 2020, respectively (1)	15	1
Additional paid-in capital (1)	357,330	9,889
Accumulated deficit	(150,462)	(108,788)
Total stockholders’ equity (deficit)	206,883	(98,898)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$248,956	$32,873

(1) Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$26,359	$21,505	$84,499	$50,502
Cost of revenues	12,187	6,414	33,698	17,394
Gross profit	14,172	15,091	50,801	33,108
Operating expenses:
Research and development, net	4,278	2,199	12,023	7,327
Clinical operations	1,896	899	5,886	2,535
Sales and marketing	26,431	12,660	75,125	30,020
General and administrative	6,794	1,737	23,112	4,198
Total operating expenses	39,399	17,495	116,146	44,080
Operating loss	(25,227)	(2,404)	(65,345)	(10,972)
Financial income (expense), net	26,743	(285)	23,700	(254)
Income (loss) before taxes on income	1,516	(2,689)	(41,645)	(11,226)
Taxes on income	11	3	29	12
Net income (loss)	1,505	(2,692)	(41,674)	(11,238)
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	1,505	(2,692)	(41,674)	(11,238)
Net income (loss) per share (1):
Basic	$0.01	$(0.20)	$(0.64)	$(0.84)
Diluted	$0.01	$(0.20)	$(0.64)	$(0.84)
Weighted average number of common shares (1):
Basic	152,267,870	13,375,193	64,638,182	13,348,522
Diluted	165,179,012	13,375,193	64,638,182	13,348,522

(1) Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

U.S. dollars in thousands (except share data)

Nine months ended September 30, 2020:
	Convertible Preferred Stock (1)		Common Stock (1)
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional paid-in capital (1)	Accumulated deficit	Total
Balance as of December 31, 2019	94,582,550	$111,282	13,223,673	$1	$6,818	$(86,418)	$(79,599)
Exercise of stock options	—	—	122,004	*)	54	—	54
Stock-based compensation	—	—	—	—	401	—	401
Net loss	—	—	—	—	—	(7,900)	(7,900)
Balance as of March 31, 2020	94,582,550	111,282	13,345,677	1	7,273	(94,318)	(87,044)
Exercise of stock options	—	—	29,516	*)	8	—	8
Stock-based compensation	—	—	—	—	332	—	332
Net loss	—	—	—	—	—	(646)	(646)
Balance as of June 30, 2020	94,582,550	111,282	13,375,193	1	7,613	(94,964)	(87,350)
Stock-based compensation	—	—	—	—	336	—	336
Net loss	—	—	—	—	—	(2,692)	(2,692)
Balance as of September 30, 2020	94,582,550	$111,282	13,375,193	$1	$7,949	$(97,656)	$(89,706)

Nine months ended September 30, 2021:
	Convertible Preferred Stock (1)		Common Stock (1)
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2020	94,582,550	$111,282	13,413,431	$1	$9,889	$(108,788)	(98,898)
Exercise of stock options	—	—	684,923	*)	797	—	797
Stock-based compensation	—	—	—	—	1,513	—	1,513
Issuance of warrants	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	(12,738)	(12,738)
Balance as of March 31, 2021	94,582,550	111,282	14,098,354	1	12,324	(121,526)	(109,201)
Exercise of stock options	—	—	2,617,908	*)	1,128	—	1,128
Stock-based compensation	—	—	—	—	15,196	—	15,196
Common stock issued related to exercise of warrants	—	—	98,871	*)	609	—	609
Acquisition of warrants	—	—	—	—	27,945	—	27,945
Preferred stock conversion	(94,582,550)	(111,282)	94,582,550	10	111,272	—	111,282
Issuance of common stock in connection with Business Combination and PIPE offering, net of issuance costs	—	—	40,858,053	4	185,739	—	185,743
Net loss	—	—	—	—	—	(30,441)	(30,441)
Balance as of June 30, 2021	—	—	152,255,736	15	354,213	(151,967)	202,261
Exercise of stock options	—	—	37,562	*)	45	—	45
Stock-based compensation	—	—	—	—	3,875	—	3,875
Net income	—	—	—	—	—	1,505	1,505
Issuance costs in connection with Business Combination and PIPE offering	—	—	—	—	(803)	—	(803)
Balance as of September 30, 2021	—	$—	152,293,298	$15	$357,330	$(150,462)	$206,883

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

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

U.S. dollars in thousands

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(41,674)	$(11,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,458	55
Amortization of debt issuance cost	175	—
Stock-based compensation	20,584	1,069
Warrant issuance cost and change in fair value	(23,842)	—
Increase in accounts receivable	596	(3,045)
Increase in other current assets	(8,515)	(1,108)
Increase in accounts payable	7,113	2,021
Increase in deferred revenues	3,130	3,390
(Decrease) increase in accrued expenses and other current liabilities	(134)	2,193
Net cash used in operating activities	(41,109)	(6,663)
Cash flows from investing activities:
Purchase of property and equipment	(622)	(43)
Proceeds from restricted long-term bank deposit	—	414
Net cash (used in) provided by investing activities	(622)	371
Cash flows from financing activities:
Proceeds from reverse capitalization, net of transaction costs	249,428	—
Proceeds from borrowings	6,000	—
Repayment of borrowings	(6,000)	—
Payment of debt issuance cost	(50)	—
Proceeds from exercise of stock options	1,970	62
Net cash provided by financing activities	251,348	62
Change in cash and cash equivalents	209,617	(6,230)
Cash and cash equivalents at the beginning of the period	13,248	39,632
Cash and cash equivalents at the end of the period	$222,865	$33,402
Supplemental cash flow data:
Cash paid for interest	$115	$29
Non-cash financing activity:
Conversion of preferred stock to common stock	$111,282	$-

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

See Note 3, “Business Combination,” for further details.

Other

On November 1, 2020, the Company completed an acquisition of Lasting, an app-based subscription for relationship and couple counseling for a total cash consideration of $10.7 million. In addition, the Company entered into a non-competition agreement for a total consideration of $0.9 million, which was recorded as an intangible asset.

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

Emerging growth company

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

On the last business day of the Company’s second quarter in fiscal 2021, the aggregate market value of the Company’s ordinary shares held by its non-affiliate shareholders exceeded $700 million. As a result, as of December 31, 2021, the Company will be considered a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and the Company will cease to be an emerging growth company. Accordingly, the Company will no longer be exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the Company’s independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. Further, following the loss of emerging growth company status, the Company will be required to comply with any new or revised accounting pronouncements as of public company effective dates.

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

The Company determines if an arrangement is a lease at inception. Lease classification is governed by five criteria in ASC 842-10-25-2. If any of these five criteria is met, the Company classifies the lease as a finance lease. Otherwise, the Company classifies the lease as an operating lease. As of September 30, 2021, all arrangements were classified as operating leases.

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

Public Warrants and Private Placement Warrants

As a result of the Business Combination, the Company assumed the outstanding Public Warrants to purchase 20,700,000 shares of the Company’s common stock and the outstanding Private Placement Warrants to purchase 10,280,000 shares of the Company’s common stock. Additionally, the Company issued 2,500,000 Private Placement Warrants at Closing pursuant to the Forward Purchase Agreement with HEC Fund as described above. Each whole Warrant entitles the registered holder to purchase one share of the Company’s common stock at a price of $11.50 per share, at any time commencing 30 days after the closing of the Business Combination. The warrants expire five years after the completion of the Business Combination.

Redemption of Warrants for Cash

The Company may call the Public Warrants for redemption:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon a minimum of thirty (30) days’ prior written notice of redemption, or the thirty (30)-day redemption period, to each warrant holder; and
•
if, and only if, the closing price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock recapitalizations, reorganizations, recapitalizations and the like) for any twenty (20) trading days within a thirty (30)-trading day period ending on the third business day prior to the date on which we send the notice of redemption to the warrant holders.

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

The Company determined the Public Warrants met the criteria to be classified as equity in accordance with ASC 815-40. The Company valued these warrants using the instrument’s publicly listed trading price on the date of acquisition and included $27.9 million related to these warrants in additional paid-in capital within stockholder’s deficit. The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40. As of September 30, 2021, the Company included $12.0 million within warrant liabilities in the accompanying condensed consolidated balance sheets. Refer to Note 5, “Fair Value Measurement” for additional information.

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

The following table presents the Company’s revenues disaggregated by revenue source (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenues from sales to unaffiliated customers:
Consumers	$18,631	$16,923	$58,286	$42,208
Commercial	7,728	4,582	26,213	8,294
Total	$26,359	$21,505	$84,499	$50,502

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and amounts for which revenue has been recognized but not invoiced, net of allowance for credit loss. The allowance for credit loss is based on the Company’s assessment of historical collection experience, customer creditworthiness, current and future economic conditions and market conditions. The Company reviews the adequacy of the allowance for credit loss based on a combination of factors, including an assessment of the current customer’s aging balance, the nature and size of the customer, the financial condition of the customer, and the amount of any receivables in dispute. Accounts receivable deemed uncollectable are charged against the allowance for credit loss when identified. As of September 30, 2021, the allowance for credit losses mainly related to receivables from the Company’s health plan customers.

During the three months ended September 30, 2021, the Company recorded an increase in the allowance for credit losses of $3.4 million, with approximately 84% of this amount related to aged balances over 90 days outstanding. During the nine months ended September 30, 2021, the Company recorded an increase in the allowance for credit losses of $3.6 million, with approximately 27% of this amount related to aged balances prior to 2021.

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

In connection with the consummation of the Business Combination, the Company acquired Private Placement Warrants from HEC. Additionally, there were Private Placement Warrants that were issued related to the closing of the Forward Purchase Agreement with the HEC Fund as described in Note 3. The Company measures its Private Placement Warrants at fair value on a recurring basis. The Private Placement Warrants were valued using a Modified Black Scholes Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was estimated to be approximately 65% as of September 30, 2021.

Prior to the Business Combination, Old Talkspace had issued warrants to purchase its common stock and its Series D preferred stock. In connection with the Business Combination, the warrants to purchase Old Talkspace’s common stock and its Series D preferred stock were exercised and converted into common shares of the Company during June 2021. As of December 31, 2020, there were 60,000 outstanding warrants to purchase the Old Talkspace’s common stock for a price of $0.44 per share and 50,881 outstanding warrants to purchase the Company’s preferred D stock for a price of $2.75 per share. The inputs related to Old Talkspace’s share prices prior to the Business Combination were determined based on management’s assumptions and based on the Option Pricing Model (“OPM”). The fair value of the underlying preferred share price was determined by the board of directors, considering among others, a third-party valuation. These inputs were considered to be a Level 3 measurement.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (dollars in thousands):

	Level	September 30, 2021	December 31, 2020
Liabilities:		(unaudited)
Warrant liability – Private Placement Warrants	3	$12,012	$-
Warrant liability – warrants to purchase Old Talkspace’s preferred D shares	3	-	444

The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within financial income (expense), net in the condensed consolidated statement of operations and comprehensive income (loss).

The following table presents the changes in the fair value of warrant liabilities during the nine months ended September 30, 2021 (in thousands):

	Private Placement	Old Talkspace Warrants
Balance at December 31, 2020	$-	$444
Acquired in Business Combination	32,399	-
Issued in connection with closing of the Forward Purchase Agreement	7,879	-
Change in value	(28,266)	165
Converted into equity	-	(609)
Balance at September 30, 2021 (unaudited)	$12,012	$-

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

NOTE 6. BORROWING ARRANGEMENTS

On March 15, 2021, Talkspace entered into a credit and security agreement (the “Credit Agreement”) by and among, Talkspace and Talkspace Network LLC, as borrowers (each and collectively, jointly and severally, “Borrower”) and JPMorgan Chase Bank, N.A. and the other loan parties party thereto to provide Borrower with a term loan of up to $15.0 million, which was available to be drawn in a period of twelve months. The term loan will be required to be repaid within thirty-six months, beginning twelve months from the effective date of the Credit Agreement. In addition, under the Credit Agreement, the Borrower was provided with a credit line of up to $5.0 million, available for a period of two years from the effective date of the Credit Agreement.

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

In accordance with the Credit Agreement entered into on March 15, 2021, the Company issued a warrant (the “Warrant”) to JPMorgan Chase Bank, N.A. to purchase 114,454 shares at an exercise price of $0.01 per share in the case that, prior to June 30, 2021, the Company has neither (i) closed the Mergers nor (ii) received net proceeds of at least twenty million dollars ($20.0 million) in connection with the issuance of additional equity interests. The Warrant provided that, if the Company either were to close the Mergers or receive such net proceeds from an equity issuance prior to June 30, 2021, the Warrant would be exercisable for zero shares and would automatically terminate. Otherwise, the Warrant would be exercisable until March 15, 2031 unless earlier terminated by the lender. During the three months ended March 31, 2021, the Company recorded $0.1 million in additional paid-in capital related to the estimated value of the issued warrant. As a result of the closing of the Business Combination, the Warrant was cancelled during June 2021.

In May 2021, the Company borrowed $6.0 million under the Credit Agreement to provide for additional liquidity. This amount was repaid in June 2021. In June 2021, the Company terminated the Credit Agreement.

During the nine months ended September 30, 2021, the Company recorded debt issuance costs of $0.2 million, which comprised of $0.1 million in upfront fees and $0.1 million for the issued warrant. These costs were fully amortized through the termination of the Credit Agreement.

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

From time-to-time, the Company is party to various legal proceedings, claims and litigation that arise in the normal course of business. In the opinion of management the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.

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

NOTE 8. CONVERTIBLE PREFERRED STOCK

Prior to the Business Combination, Old Talkspace’s convertible preferred stock consisted of the following (dollars in thousands):

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

The terms for the preferred stock provided that each share shall automatically be converted into shares of common stock at the then effective conversion price for such share immediately upon either (i) the closing of the sale of shares of common stock to the public at a price of at least $4.8151 per share (before deduction of the underwriting discount and commissions and subject to appropriate adjustments), in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $50.0 million of proceeds, before deduction of the underwriting discount and commissions, to the Company, (ii) the closing of the sale of shares of common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, that is approved by the holders of at least a majority of the then outstanding shares of senior preferred stock, which shall include the holders of 55% of the outstanding shares of series D preferred stock, or (iii) the affirmative vote or written consent of the holders of at least a majority of the then outstanding shares of senior preferred stock, voting together as a single class and on an as-converted basis, which (A) shall include the holders of a majority of the outstanding shares of each of the series C preferred stock and series D preferred stock, if such conversion is not made in connection with a deemed liquidation event, and (B) shall include the holders of at least 70% of the outstanding shares of series C preferred stock and the holders of 55% of the outstanding shares of series D preferred stock, if such conversion is made in connection with a deemed liquidation event.

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

An aggregate of 15,875,574 shares of Talkspace common stock are available for issuance under the 2021 Plan and the maximum number of shares of Talkspace common stock that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Plan is 100,000,000. The aggregate share limit under the 2021 Plan will be subject to an annual increase on the first day of each calendar year beginning January 1, 2022 and ending on and including January 1, 2031 by a number of shares equal to the lesser of (i) a number equal to 5% of the aggregate number of shares of Talkspace common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Talkspace common stock as is determined by the Talkspace board of directors.

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

An aggregate of 3,045,115 shares of Talkspace common stock are available for issuance under the 2021 ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of Talkspace common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Talkspace common stock as determined by the Talkspace board of directors. The maximum number of shares of Talkspace common stock that may be granted under the 2021 ESPP is 50,000,000.

A summary of the Company’s stock option activity under the 2014 Plan and 2021 Plan to employees, directors and service providers is as follows (dollars in thousands):

	Nine months ended September 30, 2021 (1)
	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at the beginning of the period	20,525,332	$0.71	6.76	$153,934
Granted	7,317,853	$6.18
Exercised	(3,340,369)	$0.60
Forfeited	(319,906)	$1.53
Outstanding at the end of the period	24,182,910	$2.37	7.50	$49,277
Exercisable at the end of the period	13,075,066	$0.65	6.03	$39,599

(1) Number of options and the weighted average exercise price have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for further details.

The weighted average grant date fair value of stock options granted to employees during the periods ended September 30, 2021 and 2020 was $3.91 and $1.72 per share, respectively.

During the nine months ended September 30, 2021, the Company issued 650,000 warrants to certain consultants in connection with the Closing of the Business Combination.

The following table sets forth the total stock-based compensation expense included in the respective components of operating expenses in the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development, net	$483	$69	$2,000	$125
Clinical Operations	288	19	575	28
Sales and Marketing	1,081	(35)	5,100	175
General and administrative	2,023	283	12,909	741
Total stock-based compensation expense	$3,875	$336	$20,584	$1,069

As of September 30, 2021, there was $35.0 million of total unrecognized compensation cost related to non-vested options that are expected to be recognized over a period of up to 4 years.

As a result of the Business Combination, the Company recognized $13.6 million in stock compensation expense related to the modification of vested stock options. Additionally, the unrecognized compensation cost includes $4.1 million of expense related to the modification of unvested stock options in connection with the Business Combination. This cost will be recognized over the vesting period for the respective stock options.

NOTE 10. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$1,505	$(2,692)	$(41,674)	$(11,238)

Denominator (1):
Weighted-average shares used in basic computations	152,267,870	13,375,193	64,638,182	13,348,522
Effect of dilutive securities	12,911,142	—	—	—
Weighted-average shares used in diluted computations	165,179,012	13,375,193	64,638,182	13,348,522

(1) Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination,” for further details.

For the three months ended September 30, 2021, the following were excluded from the calculation of diluted income per share since each would have had an anti-dilutive effect: 7,396,187 stock options, 12,780,000 private placement warrants and 21,350,000 public warrants to purchase the Company’s common stock. For the nine months ended September 30, 2021, the following were excluded from the calculation of diluted loss per share since each would have had an anti-dilutive effect given the Company’s net loss: 24,182,910 stock options, 12,780,000 private placement warrants and 21,350,000 public warrants to purchase the Company’s common stock.

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

NOTE 12. SUBSEQUENT EVENT

On November 15, 2021, the Company announced that Oren and Roni Frank, co-founders of the Company, will depart from their respective roles as Chief Executive Officer and Head of Clinical Services and will step down as members of the Board of Directors, effective immediately. The Chairman of the Board of Directors was appointed as Interim Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our” refer to the business of Talkspace and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes contained in this Quarterly Report and the financial statements and related notes for the year ended December 31, 2020 included in the Company’s final prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on July 13, 2021 (the “Prospectus”). This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Forward-Looking Statements” sections and elsewhere in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

As a healthcare company enabled by a purpose-built technology platform, Talkspace offers convenient and affordable access to a fully-credentialed network of highly qualified providers. We are a leading virtual behavioral health company and, since Talkspace’s founding in 2012, we have connected millions of patients, who we refer to as our members, with licensed mental health providers across a wide and growing spectrum of care through virtual counseling, psychotherapy and psychiatry. We created a purpose-built platform to address the vast, unmet and growing demand for mental health services of our members, serving our business-to-consumer (“B2C”) channel, comprised of individual consumers who subscribe directly to our platform, and our business-to-business (“B2B”) channel, comprised of large enterprise clients such as Google and Expedia and large health plans and employee assistance programs (“health plan clients”) such as Aetna, Cigna, Premera, Humana and Optum (collectively, our “clients”), who offer their employees and insured members access to our platform while their employer is under an active contract with Talkspace, or at in-network reimbursement rates, where applicable.

For the three months ended September 30, 2021, we provided therapy to approximately 119,700 members on our platform, as compared to approximately 93,000 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, we provided therapy to approximately 234,200 members on our platform, as compared to approximately 143,000 members for the nine months ended September 30, 2020. As of September 30, 2021, we had over 60,000 active members receiving care through our B2C and B2B channels, including approximately 28,000 B2C active members, and approximately 75 million B2B eligible lives. We consider members “active” (i) in the case of our B2C members, commencing on the date such member initiates contact with a provider on our platform until the term of their monthly, quarterly or bi-annual subscription plan expires, unless terminated early, and (ii) in the case of our B2B members, if such members have engaged on our platform during the preceding 25 days, such as sending a text, video or audio message to, or participating in a video call with, a provider, completing a satisfaction or progress report survey or signing up for our platform. While a growth in active members typically highlights strong engagement with our members, not all active members are associated with revenue in that particular period. We consider B2B lives “eligible” if such persons are eligible to receive treatment on the Talkspace platform, in the case of our enterprise clients, while their employer is under an active contract with Talkspace, or, in the case of health plan clients, at an agreed upon reimbursement rate through insurance under an employee assistance program or other network behavioral health paid benefit program. There may be instances where a person may be covered through multiple solutions, typically through behavioral health plans and employee assistance programs. In these instances, the person is counted each time they are covered in the B2B eligible lives calculation, which may cause this amount to reflect a higher number of members than we actually serve. For the three months ended September 30, 2021, our clinicians completed 71,300 B2B sessions related to members covered under our health plan clients, as compared to 36,400 completed B2B sessions for the three months ended September 30, 2020. For the nine months ended September 30, 2021, our clinicians completed 192,100 B2B sessions related to members covered under our health plan clients, as compared to 61,100 completed B2B sessions for the nine months ended September 30, 2020.

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

See “Part I, Item 1. Financial Statements – Note 3 – Business Combination” of this Quarterly Report for further details.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Nine months ended September 30,
	2021	2020
Number of B2C active members at period end (in thousands)	28.0	30.9
Number of B2B eligible lives at period end (in millions)	75.3	39.2
Number of completed B2B sessions (in thousands)	192.1	61.1
Number of health plan clients at period end	11	12
Number of enterprise clients at period end	139	81
Total number of active members at period end (in thousands)	60.3	49.9
Total number of members treated on Talkspace platform during period (in thousands)	234.2	143.0

Active Members: We consider members “active” (i) in the case of our B2C members, commencing on the date such member initiates contact with a provider on our platform until the term of their monthly, quarterly or bi-annual subscription plan expires, unless terminated early, and (ii) in the case of our B2B members, if such members have engaged on our platform during the preceding 25 days, such as sending a text, video or audio message to, or participating in a video call with, a provider, completing a satisfaction or progress report survey or signing up for our platform. While a growth in active members typically highlights strong engagement with our members, not all active members are associated with revenue in that particular period.

B2B Eligible Lives: We consider B2B lives “eligible” if such persons are eligible to receive treatment on the Talkspace platform, in the case of our enterprise clients, while their employer is under an active contract with Talkspace, or, in the case of health plan clients, at an agreed upon reimbursement rate through insurance under an employee assistance program or other network behavioral health paid benefit program. There may be instances where a person may be covered through multiple solutions, typically through behavioral health plans and employee assistance programs. In these instances, the person is counted each time they are covered in the B2B eligible lives calculation, which may cause this amount to reflect a higher number of members than we actually serve.

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

We calculate adjusted EBITDA as net income (loss) adjusted to exclude (i) interest and other expenses (income), net, (ii) tax benefit and expense, (iii) depreciation and amortization (iv) stock-based compensation expense and (v) business combination and other financing expenses.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net income (loss), for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$1,505	$(2,692)	$(41,674)	$(11,238)
Add:
Depreciation and amortization	503	19	1,458	55
Financial (income) expense, net (1)	(26,743)	285	(23,700)	254
Taxes on income	11	3	29	12
Stock-based compensation	3,875	336	20,584	1,069
Adjusted EBITDA	$(20,849)	$(2,049)	$(43,303)	$(9,848)

(1) For the three months ended September 30, 2021, financial income, net primarily consisted of $26.9 million in gains resulting from the revaluation of warrant liabilities. For the nine months ended September 30, 2021, financial income, net primarily consisted of $28.3 million in gains resulting from the revaluation of warrant liabilities, partially offset by $4.2 million in warrant issuance costs in connection with the Closing of the Business Combination.

Some of the limitations of adjusted EBITDA include (i) adjusted EBITDA does not properly reflect capital commitments to be paid in the future and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. In evaluating adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments described herein. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. Adjusted EBITDA should not be considered as an alternative to income (loss) before income taxes, net income (loss), earnings (loss) per share, or any other performance measures derived in accordance with U.S. GAAP. When evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net income (loss) and other GAAP results.

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

We have demonstrated continued revenue growth since 2019 as a direct result of the increased penetration of the direct-to-consumer market, and the Company’s 2018 entry into the commercial insurance and enterprise sales markets. The Company’s revenues grew 22.6% from $21.5 million for the three months ended September 30, 2020 to $26.4 million for the three months ended September 30, 2021, and 67.3% from $50.5 million for the nine months ended September 30, 2020 to $84.5 million for the nine months ended September 30, 2021.

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

Research and Development Expenses

Research and development expenses include personnel and related expenses for software development and engineering, information technology infrastructure, security and privacy compliance and product development (inclusive of stock-based compensation for our research and development employees), third-party services and contractors related to research and development, information technology, software-related costs, and cost savings related to the application of research grant proceeds.

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

Financial income (expense), net

Financial income (expense), net includes the impact from changes in the fair value of our warrant liabilities, issuance costs related to our warrant liabilities, interest earned on cash equivalents deposited in our bank accounts and other financial expenses in connection with bank charges.

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

Results of Operations

Three and nine months ended September 30, 2021 compared to three and nine months ended September 30, 2020

The following table presents the results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Variance		Nine months ended September 30,		Variance
	2021	2020	$	%	2021	2020	$	%
(in thousands, except percentages and per share data)					($ in thousands)
Revenues	$26,359	$21,505	$4,854	22.6	$84,499	$50,502	$33,997	67.3
Cost of revenues	12,187	6,414	5,773	90.0	33,698	17,394	16,304	93.7
Gross profit	14,172	15,091	(919)	(6.1)	50,801	33,108	17,693	53.4
Operating expenses:
Research and development, net	4,278	2,199	2,079	94.5	12,023	7,327	4,696	64.1
Clinical operations	1,896	899	997	110.9	5,886	2,535	3,351	132.2
Sales and marketing	26,431	12,660	13,771	108.8	75,125	30,020	45,105	150.2
General and administrative	6,794	1,737	5,057	291.1	23,112	4,198	18,914	450.5
Total operating expenses	39,399	17,495	21,904	125.2	116,146	44,080	72,066	163.5
Operating loss	(25,227)	(2,404)	(22,823)	(949.4)	(65,345)	(10,972)	(54,373)	(495.6)
Financial income (expense), net	26,743	(285)	27,028	*	23,700	(254)	23,954	*
Income (loss) before taxes on income	1,516	(2,689)	4,205	156.4	(41,645)	(11,226)	(30,419)	(271.0)
Taxes on income	11	3	8	266.7	29	12	17	141.7
Net income (loss)	$1,505	$(2,692)	$4,197	155.9	$(41,674)	$(11,238)	$(30,436)	(270.8)
Net income (loss) per share (1):
Basic	$0.01	$(0.20)	$0.21	104.9	$(0.64)	$(0.84)	$0.20	23.4
Diluted	$0.01	$(0.20)	$0.21	104.5	$(0.64)	$(0.84)	$0.20	23.4
Weighted average number of common shares (1):
Basic	152,268	13,375			64,638	13,349
Diluted	165,179	13,375			64,638	13,349

* - not meaningful

(1) Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See “Part I, Item 1. Financial Statements – Note 3 – Business Combination” of this Quarterly Report for further details.

Revenues. Revenues increased by $4.9 million, or 22.6%, to $26.4 million for the three months ended September 30, 2021 from $21.5 million for the three months ended September 30, 2020. The increase was principally driven by the addition of new enterprise clients, an increase in year-over-year revenue from existing health plan clients and increased B2C member subscriptions, partially offset by higher allowance for credit losses on receivables from our existing health plan clients. Enterprise client contracts increased by 58 clients, or 71.6%, to 139 clients as of September 30, 2021 from 81 clients as of September 30, 2020. This increase in the number of enterprise clients increased revenue by $3.1 million, or 207.7%, to $4.5 million for the three months ended September 30, 2021 from $1.4 million for the three months ended September 30, 2020. Revenue from our health plan clients increased by $0.1 million, or 2.3%, to $3.2 million for the three months ended September 30, 2021 from $3.1 million for the three months ended September 30, 2020. During the three months ended September 30, 2021, the Company recorded an increase in the allowance for credit losses of $3.4 million related to receivables from its health plan clients, with approximately 84% of this amount related to aged balances over 90 days outstanding. B2C member subscriptions revenue increased by $1.7 million, or 10.1%, to $18.6 million for the three months ended September 30, 2021 from $16.9 million for the three months ended September 30, 2020.

Revenues increased by $34.0 million, or 67.3%, to $84.5 million for the nine months ended September 30, 2021 from $50.5 million for the nine months ended September 30, 2020. The increase was principally driven by increased B2C member subscriptions, an increase in year-over-year revenue from existing health plan clients and the addition of new enterprise clients, partially offset by higher allowance for credit losses on receivables from our existing health plan clients. B2C member subscriptions revenue increased by $16.1 million, or 38.1%, to $58.3 million for the nine months ended September 30, 2021 from $42.2 million for the nine months ended September 30, 2020. Revenue from our health plan clients increased by $9.7 million, or 200.3%, to $14.6 million for the nine months ended September 30, 2021 from $4.9 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company recorded an increase in the allowance for credit losses of $3.6 million related to receivables from its health plan clients, with approximately 27% of this amount related to aged balances prior to 2021. The increase in the number of enterprise clients increased revenue by $8.2 million, or 238.2%, to $11.6 million for the nine months ended September 30, 2021 from $3.4 million for the nine months ended September 30, 2020.

We believe that the appeal of our technology platform, the quality of our providers and the cost of our services will continue to represent the primary drivers of revenue growth from B2C members and B2B clients.

Costs of revenues. Cost of revenues increased by $5.8 million, or 90.0%, to $12.2 million for the three months ended September 30, 2021 from $6.4 million for the three months ended September 30, 2020, primarily due to costs associated with an increase of providers on our platform. This increase of providers was required to service the increased demand for our therapy services in both our B2C and B2B businesses.

Cost of revenues increased by $16.3 million, or 93.7%, to $33.7 million for the nine months ended September 30, 2021 from $17.4 million for the nine months ended September 30, 2020, primarily due to costs associated with an increase of providers on our platform. This increase of providers was required to service the increased demand for our therapy services in both our B2C and B2B businesses.

Total employee provider headcount was 261 as of September 30, 2021.

Gross profit. Gross profit decreased by $0.9 million, or 6.1%, to $14.2 million for the three months ended September 30, 2021 from $15.1 million for the three months ended September 30, 2020. This decrease was primarily driven by higher cost of revenues due to an increase of providers on our platform to support our increased demand, partially offset by the 22.6% increase in a revenues. Gross margin (calculated as gross profit as a percentage of revenues) was 53.8% for the three months ended September 30, 2021, compared to 70.2% during the three months ended September 30, 2020. The decrease in gross margin was due primarily to a revenue shift to our B2B business, higher allowance for credit losses recorded related to our health plan clients and growth in our employee provider headcount during the three months ended September 30, 2021.

Gross profit increased by $17.7 million, or 53.4%, to $50.8 million for the nine months ended September 30, 2021 from $33.1 million for the nine months ended September 30, 2020. This increase was primarily due to the 67.3% increase in revenues, partially offset by higher cost of revenues due to an increase of providers on our platform to support our increased demand. Gross margin was 60.1% for the nine months ended September 30, 2021, compared to 65.6% during the nine months ended September 30, 2020. The decrease in gross margin was due primarily to a revenue shift to our B2B business, higher allowance for credit losses and growth in our employee provider headcount during the nine months ended September 30, 2021.

Research and development expenses. Research and development expenses increased by $2.1 million, or 94.5%, to $4.3 million for the three months ended September 30, 2021 from $2.2 million for the three months ended September 30, 2020. This was primarily due to an increase of $1.7 million in employee-related costs, inclusive of non-cash stock compensation expense.

Research and development expenses increased by $4.7 million, or 64.1%, to $12.0 million for the nine months ended September 30, 2021 from $7.3 million for the nine months ended September 30, 2020. This was primarily due to an increase of $4.7 million in employee-related costs, inclusive of non-cash stock compensation expense, partially offset by $0.5 million in cost savings related to the application of research grant proceeds.

Total research and development employee headcount increased to 61 employees as of September 30, 2021, as compared to 37 employees as of September 30, 2020.

Clinical operations expenses. Clinical operations expenses increased by $1.0 million, or 110.9%, to $1.9 million for the three months ended September 30, 2021 from $0.9 million for the three months ended September 30, 2020. This was primarily due to an increase of $0.5 million in employee-related costs, inclusive of non-cash stock compensation expense, and $0.2 million in provider recruiting costs.

Clinical operations expenses increased by $3.4 million, or 132.2%, to $5.9 million for the nine months ended September 30, 2021 from $2.5 million for the nine months ended September 30, 2020. This was primarily due to an increase of $1.7 million in employee-related costs, inclusive of non-cash stock compensation expense, and $1.4 million in provider recruiting costs.

Total clinical operation employee headcount increased to 27 employees as of September 30, 2021, as compared to 16 employees as of September 30, 2020.

Sales and marketing expenses. Sales and marketing expenses increased by $13.8 million, or 108.8%, to $26.4 million for the three months ended September 30, 2021 from $12.7 million for the three months ended September 30, 2020. This increase in sales and marketing expenses primarily consisted of a $9.9 million increase in direct marketing and promotional costs and a $3.0 million increase in employee-related costs including commissions and non-cash stock compensation expense.

Sales and marketing expenses increased by $45.1 million, or 150.2%, to $75.1 million for the nine months ended September 30, 2021 from $30.0 million for the nine months ended September 30, 2020. This increase in sales and marketing expenses primarily consisted of a $32.4 million increase in direct marketing and promotional costs and a $10.0 million increase in employee-related costs including commissions and non-cash stock compensation expense.

Total sales and marketing employee headcount increased to 79 employees as of September 30, 2021, as compared to 49 employees as of September 30, 2020.

General and administrative expenses. General and administrative expenses increased by $5.1 million, or 291.1%, to $6.8 million for the three months ended September 30, 2021 from $1.7 million for the three months ended September 30, 2020. This increase was driven primarily by $3.0 million in employee-related costs, inclusive of non-cash stock compensation expense, and an $1.9 million increase in consulting and professional fees.

General and administrative expenses increased by $18.9 million, or 450.5%, to $23.1 million for the nine months ended September 30, 2021 from $4.2 million for the nine months ended September 30, 2020. This increase was driven primarily by a $12.2 million increase in non-cash stock compensation costs related primarily to the Closing of the Business Combination. Excluding the non-cash stock compensation expense, general and administrative expenses increased by $6.7 million. This increase was driven primarily by a $3.7 million increase in consulting and professional fees and a $2.3 million increase in employee-related cash costs.

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

Total general and administrative employee headcount increased to 30 employees as of September 30, 2021, as compared to 15 employees as of September 30, 2020.

Financial income (expense), net. Financial income net was $26.7 million for the three months ended September 30, 2021, compared to financial expense, net of $0.3 million for the three months ended September 30, 2020. The change in financial income (expense), net was primarily driven by gains resulting from the revaluation of warrant liabilities during the three months ended September 30, 2021.

Financial income, net was $23.7 million for the nine months ended September 30, 2021, compared to financial expense, net of $0.3 million for the nine months ended September 30, 2020. The change in financial income (expense), net was primarily driven by gains resulting from the revaluation of warrant liabilities during the nine months ended September 30, 2021, partially offset by $4.2 million in warrant issuance costs related to the Closing of the Business Combination.

Liquidity and Capital Resources

Prior to the completion of the Business Combination, we have historically financed our operations and working capital through periodic issuances of convertible preferred stock. As a result of the Business Combination, we received $249.4 million in proceeds after the payment of transaction costs.

As of September 30, 2021, we had $222.9 million of cash and cash equivalents, which were held for a variety of growth initiatives and investments as well as working capital purposes. We had no debt as of September 30, 2021 or December 31, 2020 and expect to generate operating losses in future years.

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

In accordance with the Credit Agreement, the Company issued a warrant (the “Warrant”) to JPMorgan Chase Bank, N.A. to purchase 114,454 shares at an exercise price of $0.01 per share in the case that, prior to June 30, 2021, the Company has neither (i) closed the Mergers nor (ii) received net proceeds of at least twenty million dollars ($20.0 million) in connection with the issuance of additional equity interests. The Warrant provided that, if the Company either were to close the Mergers or receive such net proceeds from an equity issuance prior to June 30, 2021, the Warrant would be exercisable for zero shares and would automatically terminate. Otherwise, the Warrant would be exercisable until March 15, 2031 unless earlier terminated by the lender. As a result of the closing of the Business Combination, the Warrant was cancelled during the three months ended June 30, 2021.

In May 2021, the Company borrowed $6.0 million under the Credit Agreement to provide for additional liquidity. This amount was repaid in June 2021. In June 2021, the Company terminated the Credit Agreement.

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary consolidated cash flow information for the periods presented:

Cash Flows

	Nine months ended September 30,
	2021	2020
	($ in thousands)
Net cash used in operating activities	$(41,109)	$(6,663)
Net cash (used in) provided by investing activities	(622)	371
Net cash provided by financing activities	$251,348	$62

Operating Activities

Net cash used in operating activities was $41.1 million and $6.7 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in net cash used in operating activities was driven primarily by the negative impact from a higher net loss during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The higher net loss for the nine months ended September 30, 2021 was driven by higher investments in direct marketing and promotional costs to support future growth, partially offset by the additional gross profit generated from increased revenue.

Investing Activities

Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2021, compared to $0.4 million in net cash provided by investing activities for the nine months ended September 30, 2020. The change was driven primarily by increased purchases of computer equipment to support increased headcount during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, partially offset by proceeds from restricted long-term bank deposits received during the nine months ended September 30, 2020.

Financing Activities

Net cash provided by financing activities was $251.3 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was driven primarily by $249.4 million in proceeds, net of the payment of transaction costs, as a result of the closing of the Business Combination.

Contractual Obligations, Commitments and Contingencies

As of September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In May 2021, the Company borrowed $6.0 million under the Credit Agreement to provide for additional liquidity. This amount was repaid in June 2021. In June 2021, the Company terminated the Credit Agreement.

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

Recent Accounting Pronouncements

Information regarding recent accounting developments and their impact on our results can be found in “Part I, Item 1. Financial Statements – Note 2 – Significant Accounting Policies” of this Quarterly Report.

JOBS Act Transition Period

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

On the last business day of the Company’s second quarter in fiscal 2021, the aggregate market value of the Company’s ordinary shares held by its non-affiliate shareholders exceeded $700 million. As a result, as of December 31, 2021, the Company will be considered a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and the Company will cease to be an emerging growth company. Accordingly, the Company will no longer be exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the Company’s independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. Further, following the loss of emerging growth company status, the Company will be required to comply with any new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents totaling $222.9 million and $13.2 million as of September 30, 2021 and December 31, 2020, respectively. Cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes.

We do not believe that a hypothetical increase or decrease of 100 basis points in interest rates would have a material effect on our business, financial condition or results of operations. However, our cash equivalents are subject to market risk due to changes in interest rates.

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from customer arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of September 30, 2021, we had one foreign subsidiary with a functional currency of the New Israeli Shekel. However, activity in the New Israeli Shekel is not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. In the future, we may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. We identified material weaknesses in our controls related to the following (a) our controls on accounting for complex financial instruments such as warrants, did not operate effectively to appropriately apply the provisions of ASC 815-40, resulting in the failure to prevent a material error in our accounting for warrants and the resulting restatement of our previously issued financial statements; (b) not fully designing, implementing and monitoring general information technology controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes; and (c) the aggregation of open control deficiencies across the Company’s financial reporting processes because the controls were not fully designed and operating effectively.

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

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Remediation Activities

We currently are implementing several actions, as described below, to remediate the material weaknesses described in this Item 4. Management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

Complex accounting requirements (such as warrants)

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

Information Technology General Controls (“ITGCs”)

We continue to make progress in advancing foundational elements of our ITGCs as it relates to financial reporting. We are leveraging these foundational elements in the design of our future state processes and controls within our new enterprise resource planning (“ERP”) system, which is expected to go live during the first half of 2022. Our remediation plan includes, but is not limited to:

•
Implementing new, relevant IT systems related to our revenue processes and financial reporting;
•
Implementing improved IT change management policies and procedures, control activities, and tools impacting financial reporting to ensure changes affecting financial IT applications are identified, authorized, tested, and implemented appropriately;
•
Implementing improved processes for requesting, authorizing, and reviewing user access to key systems which impact our financial reporting, including identifying access to roles where manual business process controls may be required;
•
Implementing appropriate segregation of duties in relevant systems that impact internal control over financial reporting;
•
Increasing resources dedicated to monitoring ITGCs related to financial reporting to ensure compliance with policies and procedures; and
•
Implementing additional training to ensure a clear understanding of risk assessment and monitoring activities related to automated processes and IT systems and ITGCs related to financial reporting.

Financial Reporting

We continue to make progress on our automated and manual business process controls, including reports generated from these IT systems, that are dependent upon the completeness and accuracy of information from the affected ITGC material weakness. We are leveraging these improvements in the design of our future state processes and controls within our new ERP system. Our remediation plan includes, but is not limited to:

•
Frequent communications between our Audit Committee and management regarding our financial reporting and internal control environment;
•
The planned expansion of the finance, accounting, reporting and information technology teams through the addition of experienced and qualified resources;
•
The planned improvement of the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements;
•
Delivery of additional internal controls training, as well as policy and control standardization where possible;
•
Re-designed internal controls processes as part of our Sarbanes-Oxley program to drive accountability and efficiency;
•
Instituted monthly review of financial statements to evaluate results, observe adherence to policies and agree on necessary actions; and
•
Engaged outside resources to assist with the design and implementation of a risk-based internal controls plan, enhance process documentation, provide company-wide training, and help with management's self-assessment and testing of internal controls.

When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the control deficiencies that have led to the material weaknesses we have identified and strengthen our internal controls over financial reporting.

The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses in each period since our inception. We incurred net losses of $22.3 million and $29.1 million for the years ended December 31, 2020 and 2019, respectively, and $41.7 million and $11.2 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $150.5 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new clients and members and to develop our technology platform. To date, we have derived a substantial majority of our revenue from clients and members who pay for access to our virtual behavioral health platform, and our longer-term results of operations and continued growth will depend on our ability to successfully develop and market new virtual behavioral health products and services that our clients and members want and are willing to purchase. We intend to continue scaling our business to increase our client, member and provider bases, broaden the scope of services we offer, invest in research and development and expand the applications of our technology through which clients and members can access our services. Accordingly, we anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, our results of operations would also suffer if our innovations are not responsive to the needs of our clients and members, appropriately timed with market opportunity, effectively brought to market or do not achieve market acceptance. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

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

We have experienced significant growth in the last several years, and therefore our recent revenue growth rate and financial performance should not be considered indicative of our future performance. For the year ended December 31, 2019 and 2020, our revenue was $38.2 million and $76.2 million, respectively, representing a 99.6% growth rate, and for the nine months ended September 30, 2021 and 2020, our revenue was $84.5 million and $50.5 million, respectively, representing an 67.3% growth rate. In addition, as a result of the COVID-19 pandemic, we have experienced a significant increase in revenue. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic may not continue in the future, and future revenues may not grow at these same rates or may decline. For example, during the quarter ended September 30, 2021, revenues from our B2C business declined compared to the previous quarter. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. Our future growth will depend, in part, on our ability to grow our revenue from existing clients and members, to acquire potential future clients and members, to expand our client, member and provider bases, to develop new products and services and to expand internationally. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenue or to generate net income. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our client and member bases depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing clients and members may be slower to adopt our services than we currently anticipate, which could adversely affect our results of operations and growth prospects.

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

While the virtual behavioral health market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition from a range of companies, including specialized software and solution providers that offer similar solutions and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include American Well Corporation, Teladoc, Included Health, MDLive, BetterHelp, Lyra Health and Headspace. In addition, large, well-financed health systems and health plans have in some cases developed their own telehealth and teletherapy tools and may provide these solutions to their consumer at discounted prices. Competition may also increase from large technology companies, such as Apple, Amazon, Facebook, Google, Verizon, or Microsoft, who may wish to develop their own virtual behavioral health solutions, as well as from large retailers like Amazon or Walmart. The surge in interest in virtual behavioral healthcare, including as a result of the COVID-19 pandemic, and in particular the relaxation of HIPAA privacy and security requirements, has also attracted new competition from providers who utilize consumer-grade video conferencing platforms such as Zoom and Twilio. Competition from large software companies or other specialized solution providers, health systems and health plans, communication tools and other parties could result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

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

We use social media as part of our omnichannel approach to marketing and outreach to clients, members and other consumers. Changes to these social networking services’ terms of use or terms of service that limit promotional communications, restrictions that would limit our ability or our clients’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or reductions in the use of or engagement with social networking services by current and potential clients and members could also harm our business. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, clients, members or others. Any such inappropriate use of social media could also cause reputational damage and adversely affect our business.

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

There may be adverse tax, legal and other consequences if the employment status of providers on our platform is challenged.

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

Our success depends largely upon the continued services of our key members of senior management. These members of senior management are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. For instance, we recently announced the departure of Oren Frank, our Chief Executive Officer and Roni Frank, our Head of Clinical Services and the appointment of Douglas Braunstein as our interim Chief Executive Officer. We have begun the process of searching for a permanent replacement to serve as Chief Executive Officer. The replacement of one or more of our executive officers or other key employees will likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our business would also be adversely affected if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment. While we have employment arrangements with a limited number of key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, our management and other personnel are required to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company. We are in the process of hiring additional accounting personnel and, as a public company, may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to provide a report by management on, among other things, the effectiveness of our internal control over financial reporting for future annual reports on Form 10-K filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in future annual reports report on Form 10-K to be filed with the SEC. We will be required to disclose changes made in our internal controls and procedures on a quarterly basis. As a private company, we were not required to conduct an internal control evaluation and assessment.

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

HEC reevaluated the accounting treatment of 20,700,000 public warrants, 10,280,000 private placement warrants and the HEC Forward Purchase Agreement, and determined to classify the warrants and the HEC Forward Purchase Agreement as liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, these liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in our statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. The recurring fair value measurement applies only to the private placement warrants, and we will continue to recognize non-cash gains or losses on our private placement warrants each reporting period, and the amount of such gains or losses could be material.

As a result of such material weakness, the restatement, the change in accounting for the warrants and HEC Forward Purchase Agreement, and other matters raised or that may in the future be raised by the SEC, we may face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we have taken advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports. As a result, our stockholders may not have access to certain information they deem important.

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

On the last business day of the Company’s second quarter in fiscal 2021, the aggregate market value of the Company’s ordinary shares held by its non-affiliate shareholders exceeded $700 million. As a result, as of December 31, 2021, the Company will be considered a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and the Company will cease to be an emerging growth company. Accordingly, the Company will no longer be exempt from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and the Company’s independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. Further, following the loss of emerging growth company status, the Company will be required to comply with any new or revised accounting pronouncements as of public company effective dates.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of January 12, 2021, by and among Hudson Executive Investment Corp., Tailwind Merger Sub I, Inc., Tailwind Merger Sub II, LLC, and Groop Internet Platform, Inc. (d/b/a Talkspace).	S-4	333-252638	2.1	2/2/21
3.1	Second Amended and Restated Certificate of Incorporation of Talkspace, Inc.	8-K/A	001-39314	3.1	6/23/21
3.2	Bylaws of Talkspace, Inc.	8-K/A	001-39314	3.2	6/23/21
4.1	Warrant Agreement, dated as of June 8, 2020, by and between Continental Stock Transfer & Trust Company and Hudson Executive Investment Corp.	8-K	001-39314	4.1	6/11/20
4.2	Specimen Warrant Certificate of the Registrant.	S-1	333-238583	4.3	6/5/20
4.3	Specimen Common Stock Certificate.	S-4	333-252638	4.5	5/20/21
10.1	2021 Incentive Award Plan.	S-8	333-259165	99.1	8/30/21
10.2	2021 Employee Stock Purchase Plan.	S-8	333-259165	99.2	8/30/21
10.3	2014 Stock Incentive Plan.	S-8	333-259165	99.3	8/30/21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Talkspace, Inc.

Date: November 15, 2021	By:	/s/ Douglas Braunstein
Douglas Braunstein
Interim Chief Executive Officer

Date: November 15, 2021	By:	/s/ Jennifer Fulk
Jennifer Fulk
Chief Financial Officer