Form 10-K
period 2021-12-31
Talkspace, Inc.
filed 2022-02-25
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-39314

TALKSPACE, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	84-4636604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Not applicable	Not applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 284-7206

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	TALK	The NASDAQ Stock Market LLC
Warrants to purchase common stock	TALKW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $789.8 million based on the per share closing price of the registrant’s common stock on June 30, 2021 of $8.31.

The number of shares of common stock outstanding as of February 21, 2022 was 153,973,930.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id:	1281	Auditor Name:	Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global	Auditor Location:	Tel-Aviv, Israel

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider the following risk factors together with all other information included in this Form 10-K and our other publicly filed documents when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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

•
Our use and disclosure of personal information, including PHI, personal data, and other health information, is subject to state, federal or other privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and member bases and revenue.
•
Any failure to protect, enforce or defend our intellectual property rights could impair our ability to protect our technology and our brand.
•
Legal proceedings could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

PART I

Item 1. BUSINESS

Our Mission

Our mission is to democratize access to high quality behavioral healthcare, so that those in need live a happier and healthier life.

Overview

Talkspace, Inc. (together with its consolidated subsidiaries, the “Company”, “we, “our”, “us” or “Talkspace”) is a leading behavioral healthcare company enabled by a purpose-built technology platform. Talkspace provides individuals and licensed therapists, psychologists and psychiatrists with an online platform for one-on-one therapy delivered via messaging, audio and video.

Talkspace offers convenient and affordable access to a fully-credentialed network of highly qualified providers. We are a leading virtual behavioral health company and, since Talkspace’s founding in 2012, we have connected millions of patients, who we refer to as our members, with licensed mental health providers across a wide and growing spectrum of care through virtual counseling, psychotherapy and psychiatry. We created a purpose-built platform to address the vast, unmet and growing demand for mental health services of our members, serving our business-to-consumer (“B2C”) channel, comprised of individual consumers who subscribe directly to our platform, and our business-to-business (“B2B”) channel, comprised of large enterprise clients such as Google and Expedia and large health plans and employee assistance programs (collectively, “health plan clients”) such as Aetna, Cigna, Premera and Optum (collectively, our “clients”), who offer their employees and insured members access to our platform while their employer is under an active contract with Talkspace, or at in-network reimbursement rates, where applicable.

For the year ended December 31, 2021, approximately 280,000 members were registered on our platform, as compared to approximately 200,000 members for the year ended December 31, 2020. As of December 31, 2021, we had approximately 56,000 active members receiving care through our B2C and B2B channels, including approximately 24,000 B2C active members, and approximately 69 million B2B eligible lives. We consider members “active” (i) in the case of our B2C members, commencing on the date such member initiates contact with a provider on our platform until the term of their monthly, quarterly or bi-annual subscription plan expires, unless terminated early, and (ii) in the case of our B2B members, if such members have engaged on our platform during the preceding 25 days, such as sending a text, video or audio message to, or participating in a video call with, a provider, completing a satisfaction or progress report survey or signing up for our platform. While a growth in active members typically highlights strong engagement with our members, not all active members are associated with revenue in that particular period. We consider B2B lives “eligible” if such persons are eligible to receive treatment on the Talkspace platform, in the case of our enterprise clients, while their employer is under an active contract with Talkspace, or, in the case of health plan clients, at an agreed upon reimbursement rate through insurance under an employee assistance program or other network behavioral health paid benefit program. There may be instances where a person may be covered through multiple solutions, typically through behavioral health plans and employee assistance programs. In these instances, the person is counted each time they are covered in the B2B eligible lives calculation, which may cause this amount to reflect a higher number of members than we actually serve. For the year ended December 31, 2021, our clinicians completed 273,700 B2B sessions related to members covered under our health plan clients, as compared to 114,600 completed B2B sessions for the year ended December 31, 2020.

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

The current state of behavioral health is characterized by the following key factors:

•
Growing incidence: There are rapidly rising occurrences of behavioral health conditions across the entire global population.
•
Limited access due to factors such as stigma, physical hurdles and prohibitive cost: According to the National Alliance on Mental Illness, only approximately 46% of U.S. adults with a mental illness received treatment in 2020.
•
Inability to match demand for mental health services with therapists’ supply: Patients face difficulties accessing providers, despite there being approximately 600,000 licensed providers in the United States.
•
Poor clinical outcomes and lack of care continuity.
•
Enormous societal cost.
•
Elevated healthcare system spend.

We believe virtual is the ideal modality for mental health treatment, and our platform is purpose-built to address the traditional constraints through a full range of virtual services exclusively focused on behavioral health. Our offering is highly differentiated, and we believe we are well-positioned to address the unmet needs in behavioral health, delivering significantly enhanced access at attractive price points and delivering meaningful clinical outcomes.

We believe there is significant total global addressable market opportunity for our services, driven in part by the access we believe our model provides to unlock unaddressed patient populations. In the United States alone, it is estimated that one in every five Americans suffer from mental illness every year, spread across all ethnic, socio-economic and age ranges, and that less than half of those in need receive care. This mental health pandemic has only been exacerbated by the COVID-19 pandemic, with a 2020 study finding that the prevalence of depression symptoms grew three-fold since the COVID-19 pandemic began.

We believe this market opportunity exists due in part to structural limitations in the traditional behavioral healthcare model such as slow adoption of technology to treat and monitor patients, reactive-to-care delivery that can lead to inconsistent outcomes, difficulties quantifying outcomes, and lack of reimbursement and insurance coverage leading to misaligned incentives.

To overcome these hurdles and achieve our mission of providing more people with convenient access to quality, affordable behavioral healthcare, we built a technology platform with the belief that the right solution can make care more personalized and effective. Our position as innovators in behavioral health is demonstrated by a series of major achievements since our formation in 2012:

•
A leading consumer brand in behavioral healthcare: Our brand awareness continues to be instrumental in driving patient penetration and engagement.
•
Addressing a wide spectrum of care: We offer virtual psychotherapy and psychiatry services at scale across B2C and B2B channels.
•
Cost-effective solution: We offer affordable care with a transparent pricing model and a clear commitment to high-quality service, providing behavioral care access to underserved populations.
•
Integrated technology platform: Our proprietary matching algorithm and machine-learning tools provide real-time engagement insights, inform treatment and track clinical progress.
•
Machine-learning powered clinicians’ sourcing and credentialing: This process has allowed us to build a national network of high-quality licensed providers.

•
No overhead and administrative costs for clinicians: Our platform enables providers to spend less time in administrative tasks associated with scheduling, invoicing and taking notes, vis-a-vis private practices, and spend more time treating patients.
•
Privacy and stigma-free access: Talkspace data is fully encrypted, consistent with HIPAA and other state regulatory requirements and assessed annually by external privacy and security advisors.
•
Collaborations with mental health champions: Our collaborations with Michael Phelps draw awareness and seek to humanize the day-to-day battle with mental illness.

Our platform is purpose-built to personalize treatment and drive outcomes with technology encompassing every step of our members’ treatment journey, which we believe is critical to drive care continuity and impact. Beginning with our secure mobile app, members are able to seamlessly provide information so that we can assess their condition and incorporate their preferences. We then leverage our proprietary algorithm to match members and providers, allowing for an optimized start of the relationship, which we believe is a key factor in delivering care continuity. Communication then occurs via live video and private messaging in a fully-encrypted virtual chat room. If deemed necessary, providers can decide to administer standardized tests to diagnose the disease and identify the best treatment plan. Throughout these patient interactions, our providers have access to our exclusive care delivery platform built for improving outcomes, featuring provider tools for case management, enhanced diagnosis, treatment planning, stress and resilience programming, risk mitigation, and clinical progress tracking. Providing multilayer insights through our data dashboards, providers can make informed, outcome-driven decisions to enhance the quality of care. In addition, since inception, we have expanded to support medication management and a variety of behavioral conditions for adults, adolescents, and couples.

We believe that, through our platform, our providers are empowered with unique insights and capabilities that enable meaningful clinical outcomes. Additionally, our technology analyzes and manages our scaled provider network through a host of outcomes and satisfaction-focused metrics, providing an opportunity to chart both the patient and provider simultaneously in order to drive meaningful outcomes. Our platform capabilities also enable and continuously enhance evidence of care, care continuity, outcomes metrics and data-based learnings, built into a robust electronic health record (“EHR”) network. The depth of capabilities of this EHR network are only possible in part because of our virtual delivery model, whereas we believe much of this would be unachievable in traditional behavioral care settings.

We have a vast nationwide network of fully-credentialed providers, consisting of both psychotherapists and psychiatrists, across all 50 U.S. states. To ensure a high degree of success with our initial provider and member matching, we have built a diverse network inclusive of over 21 clinical specialties, over 30 languages spoken, approximately 30% people of color, and approximately 20% at or under the age of 35. Our network is sustained and enhanced by an attractive value proposition to our providers, including flexibility, convenience, efficiency, professional development opportunities and income. We designed our provider network to be scalable and to leverage a hybrid model of both employee providers and independently contracted providers to support multiple growth scenarios.

We believe another differentiating feature of our value proposition is that it aligns the incentives of all stakeholders across members, providers, plans and employers by simultaneously delivering (1) meaningful clinical outcomes and improved access to care; (2) affordable treatment with a platform designed to elevate member experience and engagement; (3) expanded reach to patients, providing lower administrative costs and flexibility to providers and (4) lower overall public healthcare costs through improved chronic-disease and co-morbidity incidence.

Our revenues were $113.7 million and $76.2 million for the years ended December 31, 2021 and 2020, respectively, representing a period-over-period increase of 49.2%. In recent periods, we have seen an improvement in our utilization rates for our services and expect this trend to continue post-COVID-19. We incurred net losses of $62.7 million and $22.4 million for the year ended December 31, 2021 and 2020, respectively, primarily due to our investments in growth initiatives.

Our Offerings

Through our platform, we provide psychotherapy and psychiatry services to individuals, employers and health plans through both B2C and B2B channels. In psychotherapy, or “talk therapy”, members work with a licensed therapist or counselor to treat specific mental health conditions like depression or anxiety, trauma and other human challenges, including by developing positive thinking and coping skills. In psychiatry, members receive personalized, expert care from a prescriber who specializes in mental healthcare and prescription management.

By seeking to eliminate barriers in accessing and utilizing mental healthcare and offering providers technology-enabled tools to provide high-quality clinical care with a data-driven approach to treatment, we offer our members a robust ecosystem for end-to-end behavioral healthcare.

Psychotherapy: We offer text, audio and video-based psychotherapy from licensed therapists directly to consumers in the B2C channel. Individual subscribers sign up for individual plans (i.e., Unlimited Messaging Therapy Plus, Unlimited Messaging Therapy Premium, Unlimited Messaging Therapy Ultimate, Talkspace Couples Therapy and Talkspace Teens Therapy) inclusive of text, video and audio messaging. In the B2B channel, psychotherapy services are offered through both employers and health plans.

Through Talkspace for Business, employees access our platform services on a benefit plan paid by the employer. Through Talkspace Employee Assistance Program (“EAP”) and Talkspace Behavioral Health plan (“BH”), we contract with a number of U.S. health plans to provide online therapy to employees through EAP and behavioral health benefits. These programs provide support and resources to enhance employees’ well-being and productivity, such as mental health, financial planning and work/life balance. Talkspace is also an accepted provider of behavioral health services by several large healthcare payors, including Aetna, Cigna, Premera and Optum.

Psychiatry: Services are provided both to B2C consumers via the Talkspace platform, and through B2B health plans and employers. In both the B2C and B2B channels, typical packages include one initial video consultation, with follow-up video appointments as needed. Like the traditional face-to-face model, Talkspace providers can prescribe medication they deem necessary up and until the point, that in the providers discretion, the member requires a face-to-face provider for potential need of those prescriptions labeled a “controlled substance” under the federal Controlled Substances Act. Our psychiatry services are comprised of board-certified psychiatrists, as well as prescription-eligible nurse practitioners who may supplement the psychiatrist in follow-up visits and act in a medication management capacity.

Our Customers

In pursuit of our mission to expand access to all individuals in need of behavioral services, we strive to deliver effective care to a broad range of customers through both our B2C and B2B channels.

Within our B2C channel, we serve a diverse customer base, with our members coming from all socioeconomic backgrounds, ages, genders, ethnicities, geographies and income level. Further, with both psychotherapy and psychiatry professionals, along with a comprehensive suite of self-help tools, our platform is designed to address the needs of members across a broad range of acuities. Our provider base has a diverse range of clinical expertise, with over 21 specializations, and is able to provide high quality care to all behavioral conditions. As of December 31, 2021, we had approximately 24,000 B2C active members located across all 50 U.S. states and select international markets.

In our B2B channel, we serve our health plan clients and enterprise clients and their respective employees and members through multiple offerings.

•
Health Plan Clients: Through our EAP offering, we contract with major payor clients who are contracted with employers to deliver care. Through this solution, we are able to provide therapy and psychiatry services for our clients’ employees, who then pay a flat rate per session or interaction, of which we receive a portion of the fee. Through our BH offering, our members receive care directly covered through their individual health plan where our providers are considered in-network. Our members pay a flat co-pay per session or interaction, of which we receive a portion of the fee. A representative sample of our health plan clients include Aetna, Cigna, Optum and Premera.
•
Enterprise Clients: Through our direct-to-employer offering, we contract directly with employers to provide their employees unlimited asynchronous care primarily on a per-member-per-month (“PMPM”) basis. A representative sample of our enterprise clients include Accenture, Blackstone, Expedia and Google.

In addition, we are increasingly chosen as a preferred vendor for higher education and government clients. Through our contracts with colleges, universities and Greek letter organizations, we provide mental health solutions to students and student athletes across the United States. We additionally hold a number of employer benefits and EAP relationships with municipalities across the United States. As of December 31, 2021, we had approximately 69 million eligible lives within our B2B channel.

Technology Platform

We believe that virtual therapy offers an attractive opportunity to improve behavioral health through data science and machine learning. Through digital phenotyping and predictive modeling, the data imprint left by interactions on our platform opens a new, quantitative viewpoint into the behavioral condition of our members. By securely leveraging our unique dataset to identify patterns, which is augmented by advanced, data-driven tools to personalize care, we believe we are able to optimize clinical outcomes. We have designed our technology platform and information practices to achieve and maintain compliance with HIPAA and other legal requirements regarding the confidentiality of patient information. We maintain a written privacy and information security management program, led by designated subject matter experts, in order to (i) limit how we will use and disclose the protected health information of the members who utilize our technology platform or therapeutic services, (ii) implement reasonable administrative, physical, and technical safeguards to protect such information from misuse, and (iii) assist our customers with certain duties such as access to information under the privacy standards, among other program elements. We require our agents and subcontractors who have access to such information to enter into written agreements to meet the same standards for security and privacy. We obtain third-party examinations of our controls relating to security and data privacy. Certain examinations are conducted under Statement on Standards for Attestation Engagements, or SSAE, No. 16 (Reporting on Controls at a Service Organization). In particular, we regularly obtain a Type II Service Organization Control SOC 2 report (Reporting on Controls at a Service Organization relevant to security, availability and privacy), most recently in August 2021, which noted we had effective controls over our platform. We also retain outside consultants to regularly assess our compliance with the HIPAA Security Rule, including performing assessments of our risks and vulnerabilities.

The following table depicts the technology-enabled process flow that supports our platform:

Matching algorithm: We utilize machine learning to predict a provider’s efficacy at onboarding. Our matching algorithm combines information from both structured and unstructured sources to predict which therapists have the greatest chance of success with each patient. Our matching model concurrently gathers client and therapist data and screens the therapists’ population to match the patient’s characteristics, clinical needs and preferences. Our machine learning technology also enables us to track the frequency and quality of clinical interactions, allowing us to provide a better therapist match should the patient request a new clinician.

Robust data ecosystem: We have a closed-loop data ecosystem providing a multi-dimensional view of the individuals who seek treatment on our platform. This data provides a holistic picture of each user – the problems they manifest, diagnoses, treatment plans, medical history, personal history, and clinical outcomes. Our data contain over 5 billion words sent by millions of users over 100 million anonymized messages. We have over 1 million completed psychological assessments. Our data contain information about members collected by therapists, including over 500,000 diagnoses and 800,000 progress and psychotherapy notes. Our data also contains information about therapists reported by members, including over 800,000 therapist ratings. We believe the size and depth of our clinical data is vast relative to the industry and is a differentiating element of our digitally-native modality.

Empowering providers to deliver enhanced care: Our providers are equipped with tools that allow them to optimize time utilization and improve clinical efficacy. One of the leading challenges in behavioral healthcare is a patient’s premature termination of engagement with the provider and, thus, a core focus of our machine learning strategy is to drive member engagement and increase care continuity, helping members to continue treatment long enough to reap its benefits. In order to extend the lifetime duration of our member base, we provide our providers insights on their patients’ needs and behaviors and offer techniques and suggestions that we believe are likely to maximize their patients’ satisfaction and engagement. These insights, delivered through our fully-integrated artificial intelligence platform, help providers to deliver effective treatments to their patients, and raise members’ awareness when tracking their own clinical progress.

Performance tracking and feedback: Our “Intro and Expectations” system detects whether providers have followed best practices in the crucial introductory phase of the therapy relationship and reminds them to do so if they have not. Our “Crisis Risk system” monitors all incoming members’ messages for linguistic features associated with potential danger or self-harm and draws providers’ attention to these cases. Our “Session Highlights system” provides a weekly digest of patient messages and helps therapists draft notes on clinical progress. Our “Patient Engagement Monitor system” processes each new message sent on the platform and updates the projected probability of patient engagement based on previous behavior and the content of each message.

Competition

We view as competitors those companies whose primary business is developing and marketing telehealth and virtual behavioral health platforms and services. Competition focuses on, among other factors, technology, breadth and depth of functionality, range of associated services, operational experience, customer support, extent of client and member bases, and reputation. Our key competitors in the telehealth and teletherapy markets are American Well Corporation, Teladoc, Included Health, MDLive, BetterHelp, Lyra Health and Headspace, among other small industry participants.

In addition, large, well-financed health systems and health plans have in some cases developed their own virtual behavioral health tools and may provide these solutions to their consumer at discounted prices. Competition may also increase from large technology companies, such as Apple, Amazon, Meta, Verizon, or Microsoft, who may wish to develop their own virtual behavioral health solutions, as well as from large retailers like Amazon or Walmart. With the emergence of COVID-19, and in particular the relaxation of privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), we have also seen increased competition from consumer-grade video solutions, such as Zoom Video and Twilio. We believe that the breadth of our existing client and member bases, the depth of our technology platform, and our business-to-business focus on promoting existing healthcare brands and integrating freely with multiple platforms increases the likelihood that stakeholders seeking to develop virtual behavioral healthcare solutions will choose instead to collaborate with Talkspace.

Therapists, Physicians and Healthcare Professionals

We are completing the transition of our structure with respect to our relationships with healthcare providers, transitioning to a structure where Talkspace LLC and Talkspace Network LLC have entered into various agreements with a Texas professional association entity, TPN, which in turn is contracting with our affiliated professional entities and physicians, therapists, and other licensed professionals for clinical and professional services provided to our members. We expect to conclude the transition by the third quarter of 2022, understanding that tax and accounting functions will continue to update for the rest of the fiscal year.

This transition is in response to our expansion of service offerings to include telepsychiatry services provided through licensed physicians. Our business initially began with arranging the delivery of virtual counseling and psychotherapy services, which are predominantly provided by non-physician professionals. Currently, all telepsychiatry services are being provided through independent contractor arrangements with our network licensed physicians who maintain exclusive control and responsibility over all medical aspects of the services provided to our members during the period prior to the completion of the transition. Although we believe we were operating in compliance with applicable regulatory laws, including laws that prohibit business entities, such as us, from providing professional services, employing certain healthcare professionals and exercising control over professional judgment (such activities generally referred to as the “corporate practice of medicine”), with the addition of telepsychiatry as a service offering, we decided to transition our provider network structure to a model that was well-understood and common in jurisdictions that prohibit the corporate practice of medicine. We believe the transition to a structure where we would enter into various management services agreements (“MSA”) with TPN, or an entity authorized by state law to contract with our affiliated professionals to delivery teletherapy services to our members, will better ensure we will be able to comply with additional regulatory requirements, including the corporate practice of medicine and fee-splitting laws, that are necessarily implicated by engaging in telehealth care that can only be delivered by physicians. Notably, because certain activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in certain states, we believe we have structured the MSA in each state so as to not violate any of these unique restrictions.

We will have the power to direct the activities of TPN and the other authorized entities in each state that will most significantly impact TPN’s and such other authorized entities’ economic performance as well as have the obligation to absorb significant losses and receive the benefits of TPN and the authorized entities. TPN is wholly owned by an independent Texas-licensed physician. Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we are finalizing certain agreements with TPN, including the MSA under which we will provide exclusive administrative, management and other business support services to TPN in exchange for a management fee. The non-medical functions and services we will provide under the MSA include billing, scheduling and other non-clinical services and staffing, the maintenance of medical, billing and accounting records, legal, human resources and the administration of quality assurance, and administration of a risk management program on behalf of TPN, as well as a license to use Talkspace technology and branding. TPN reserves exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. TPN will also directly employ or contract other professional entities, physicians, therapists and other licensed professionals who will provide clinical and professional services to our members.

These affiliated providers will also retain exclusive control and responsibility for all aspects of medical services provided to our members. Additionally, TPN is required to maintain medical malpractice insurance for covered providers as well as appropriate general liability, directors and officers, workers compensation and employment practices insurance. The MSA will have a long multi-year term unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following a material default under the MSA by the non-terminating party.

We intend to sign MSAs with other TPN affiliated entities to provide similar administrative and management services for a management fee consistent with applicable corporate practice of medicine, fee-splitting and foreign entity requirements in each state.

We are also in the process of finalizing a stock transfer restriction agreement between TPN and its current owner, which outlines the conditions under which we can ensure a transfer of the ownership of TPN to a different licensed provider.

Once the transition with TPN is complete, TPN and its affiliated professional entities will collect revenue from (i) patients directly, (ii) patient’s health plans or (iii) enterprise clients for each consultation performed on Talkspace telehealth and teletherapy platforms by its employed or contracted physicians, therapists and other licensed professionals. TPN in turn will pay the providers a per consult fee, or via an hourly or annual rate.

Although the contracting party under our current agreements with clients, members, providers and other business partners may change from Talkspace to TPN or an affiliated professional entity as a result of this transition, we do not anticipate that this transition will have a material financial impact on our operations. Through the mechanics set out in the MSAs and the management fee for administrative and management services set forth in our agreements with TPN, we do not expect there will be a material change in the overall economics of the business relationships we previously held with our clients, members, providers and other business partners. However, if there are regulatory challenges to our arrangements with TPN, we may have to restructure arrangements or enter into new agreements with other professional entities, which could result in changes to the economic relationships.

Human Capital Resources

Talkspace provides individuals and licensed therapists, psychologists and psychiatrists with an online platform for one-on-one therapy delivered via messaging, audio and video. The Company’s workforce is critical to the creation and delivery of its services and the success of the company. Our ability to attract, develop and retain talented employees with the skills and capabilities needed by its business is a key component of our long-term growth and our mission of providing more people with convenient access to quality, affordable behavioral healthcare.

As of December, 2021, we had 496 employees, of whom 480 were located in the U.S. and 16 were located abroad. None of our employees are represented by a labor union or party to a collective bargaining agreement. We have never experienced any work stoppages or strikes as a result of labor disputes. During the COVID-19 pandemic, the Company transitioned over 95% of its employees to remote working while implementing additional safety measures for employees continuing on-site work.

The capabilities of the Company’s workforce have continued to evolve along with the Company’s business and strategy. During the COVID-19 pandemic, the pace of this evolution increased, as changing consumer behavior accelerated the shift towards digital products and services. As the company has grown, we have also created new internal processes and systems, which the Company expects to increase collaboration across its employees and optimize the productivity and efficiency of its workforce

Culture and Values

We are committed to maintaining a respectful, secure and supportive workplace culture with open communication and accessible, safe channels for feedback. In addition, all employees are required to complete training and affirm compliance with the Talkspace Code of Business Conduct and Ethics (the “Code”), which confirms the Company’s policy to conduct its affairs in compliance with all applicable laws and regulations and observe the highest standards of business ethics. The Code is reviewed regularly by the Audit Committee and approved by the Board of Directors, and is complemented by other policies and training. Any violations of our Code are encouraged to be immediately reported and are kept anonymously.

Diversity and Inclusion

Talkspace is committed to creating and maintaining a workplace in which all employees have an opportunity to participate and contribute to the success of the business. Talkspace provides equal employment opportunities to all employees and applicants for employment without regard to race, color, ancestry, national origin, gender, sexual orientation, marital status, religion, age, disability, gender identity, results of genetic testing, or service in the military. Equal employment opportunity applies to all terms and conditions of employment, including hiring, placement, promotion, separation, transfers, compensation, and training. The Company is committed to cultivating diversity and broadening opportunities for inclusion across its business through its recruitment practices, employee development and mentoring and inclusivity programs.

Compensation and Benefits

The Company is committed to hiring the most qualified candidates to fill open positions. Whenever appropriate and possible, open positions are filled with internal candidates to help team members in their career development and enrich a culture of growth. Compensation and benefits programs are focused on attracting, retaining and motivating the top talent necessary to achieve the Company’s mission in ways that reflect its diverse workforce’s needs and priorities. In addition to competitive salaries, the Company and its businesses have established short and long-term incentive programs including stock-based compensation awards and cash-based performance bonus awards, which are designed to motivate and reward performance against key business objectives and facilitate retention. Performance bonus allocations are provided based on the organization meeting its financial goals, the employee achieving goals set by their supervisor, and per the employment agreements and/or any other written agreement. In addition, the Company provides a range of retirement benefits and other comprehensive benefit options to meet the needs of its employees, including healthcare benefits, tax advantaged savings vehicles, life and disability insurance, paid time off, flexible working arrangements, generous parental leave policies and access to wellness programs.

Training and Development

Our growth mindset culture begins with valuing learning over knowing – seeking out new ideas, driving innovation, embracing challenges, learning from failure, and improving over time. The Company strives to provide mentorship and career development to existing employees to help everyone on the team reach their full potential and employees are encouraged to reach out to their supervisors, if further development training is needed. Whenever possible, the Company’s policy is to promote current employees rather than hiring external people. When position vacancies occur, the supervisor or manager will determine whether there are eligible candidates within the Company.

U.S. Government Regulation

Our operations are subject to comprehensive United States federal, state and local and international regulation in the jurisdictions in which we do business. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare and medical practice regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In some jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of formal judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that impacts our operations.

In response to the COVID-19 pandemic, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability of telehealth and teletherapy services. For example, many state governors issued executive orders permitting physicians and other health care professionals to practice in their state without any additional licensure or by using a temporary, expedited or abbreviated licensure process so long as they hold a valid license in another state. In addition, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to telehealth and teletherapy services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. It is uncertain how long these COVID-19 related regulatory changes will remain in effect and whether they will continue beyond this public health emergency period.

We believe that a return to the status quo would not have a material negative impact on any commercial agreements we have entered into during 2021 and 2020. Each of these agreements has a defined term and generally do not allow for immediate termination for convenience by the client in question. For many healthcare companies engaging in telehealth and teletherapy, the most significant potential concern about returning to the status quo is the restrictions on the reimbursement of telehealth and teletherapy visits to federal or state healthcare program beneficiaries, such as when a patient presents to a medical professional from a rural area or at a clinical site.

Currently, TPN and our affiliated network providers does not perform these kinds of consultations. All patients who experienced a first-time visit with any network provider during the pandemic would be able to continue using the platform. In light of that, we do not believe that the visit volume on our platform or visit revenue will materially decrease based on a return to the status quo from a regulatory perspective. In fact, we believe that such a return would benefit the Company as the renewed enforcement of HIPAA regulations may force many marginal telehealth platforms out of the marketplace, thereby lessening our competition.

Telehealth and Teletherapy Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

The practice of medicine, including the provision of therapy services, is subject to various federal, state and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the adequacy of medical care, the practice of medicine and licensed professional services (including the provision of remote care), equipment, personnel, operating policies and procedures and the prerequisites for the prescription of medication and ordering of tests. The application of some of these laws to telehealth and teletherapy is unclear and subject to differing interpretation.

Physicians, therapists and other licensed professionals who provide professional medical and therapy services to a patient via telehealth and teletherapy must, in most instances, hold a valid license to practice medicine or another licensed profession in the state in which the patient is located. We have established systems for ensuring that TPN and our affiliated professionals are appropriately licensed under applicable state law and that their provision of telehealth and teletherapy to our members occurs in each instance in compliance with applicable rules governing telehealth and teletherapy. Failure to comply with these laws and regulations could result in licensure actions against the professionals, our services being found to be non-reimbursable, or prior payments being subject to recoupments and can give rise to civil, criminal or administrative penalties.

Corporate Practice of Medicine Laws in the U.S.; Fee Splitting

We contract with physicians or physician owned professional associations and professional corporations and therapists to provide access to our platform to them and their patients. We are in the process of finalizing a MSA with TPN and may enter into direct management services contracts with other TPN affiliated entities pursuant to which we provide them with billing, scheduling and a wide range of other administrative and management services, and they pay us for those services via management and other service fees. These contractual relationships are subject to various state laws that prohibit fee splitting or the corporate practice of medicine or professional services by lay entities or persons and that are intended to prevent unlicensed persons from interfering with or influencing a physician’s or another licensed professional’s clinical judgment. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine and other licensed profession restrictions of certain states, decisions and activities such as contracting, setting rates and the hiring and management of personnel may implicate the restrictions on the corporate practice of medicine or a licensed profession.

State corporate practice of medicine or other licensed profession and fee splitting laws and rules vary from state to state. In addition, these requirements are subject to broad interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our engagement of a provider licensed in the state or the provision of telehealth and teletherapy to a resident of the state. Thus, regulatory authorities or other parties, including our providers, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or a licensed profession or that our contractual arrangements with affiliated providers constitute unlawful fee splitting. In such event, failure to comply could lead to adverse judicial or administrative action against us and/or our affiliated providers, civil, criminal or administrative penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our providers that interfere with our business, and other materially adverse consequences.

U.S. Federal and State Fraud and Abuse Laws

Although our services are not currently reimbursed by government healthcare programs such as Medicare or Medicaid, any future reimbursement from federal and/or state healthcare programs could expose our business to broadly applicable fraud and abuse laws and other healthcare laws and regulations that would regulate the business. Applicable and potentially applicable U.S. federal and state healthcare laws and regulations include, but are not limited, to the following.

Federal Stark Law

If in the future some of our revenues come from federal health care programs, we will be subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients for “designated health services” such as laboratory and other diagnostic services and prescription drugs that are furnished at an entity if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $26,125 per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the federal False Claims Act (“FCA”). The statute also provides for a penalty of up to $174,172 for a circumvention scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law, can be considered a violation of the FCA (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law for TPN or our affiliated physicians could have a material adverse effect on our business, financial condition and results of operations.

Federal Anti-Kickback Statute

We will also be subject to the federal Anti-Kickback Statute if any of our services become reimbursable by government healthcare programs. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA, as discussed below. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $105,563 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the FCA. Violations of the federal Anti-Kickback Statute can also result in criminal penalties, including criminal fines of more than $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations, if in the future we provide services reimbursable by government healthcare programs. In addition to a few statutory exceptions, the Office of Inspector General (“OIG”) has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the FCA. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for an FCA action, even if the claim was originally submitted appropriately. Penalties for FCA violations include fines ranging from $11,803 to $23,607 for each false claim, plus up to three times the amount of damages sustained by the federal government. An FCA violation may provide the basis for exclusion from the federally funded healthcare programs.

State Fraud and Abuse Laws

Several states in which we operate have also adopted or may adopt similar self-referral, anti-kickback, fraud, whistleblower and false claims laws as described above. The scope of these laws and the interpretations of them vary by jurisdiction and are enforced by local courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by Medicaid programs and any third-party payer, including commercial insurers or to any payer, including to funds paid out of pocket by a patient. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Other Healthcare Laws

HIPAA established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payers of healthcare services.

Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from government sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme or device or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payers as the federal False Claims Act covers in connection with governmental health programs.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of copayments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Furthermore, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts, and statutory or common law fraud.

U.S. State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information, including health information. In particular, HIPAA imposes a number of requirements on covered entities and their business associates relating to the use, disclosure and safeguarding of protected health information. These requirements include uniform standards of common electronic healthcare transactions; privacy and security regulations; and unique identifier rules for employers, health plans and providers. In addition, the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act of 2009 and corresponding implementing regulations have imposed additional requirements on the use and disclosure of protected health information such as additional breach notification and reporting requirements, contracting requirements for HIPAA business associate agreements, strengthened enforcement mechanisms and increased penalties for HIPAA violations. Federal consumer protection laws may also apply in some instances to privacy and security practices related to personal information.

Violations of HIPAA may result in civil and criminal penalties. However, a single breach incident can result in violations of multiple standards. Our management responsibilities to TPN include assisting it with its obligations under HIPAA’s breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured protected health information (“PHI”), which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to U.S. Department of Health and Human Services (“HHS”) and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. HIPAA also requires a business associate to notify its covered entity clients of breaches by the business associate.

State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty fine paid by the violator. In light of the HIPAA Omnibus Final Rule, recent enforcement activity, and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts.

HIPAA also required HHS to adopt national standards for electronic transactions that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. On January 16, 2009, HHS released the final rule mandating that everyone covered by HIPAA must implement ICD 10 for medical coding on October 1, 2013, which was subsequently extended to October 1, 2015 and is now in effect.

Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information. Moreover, state laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but, unlike HIPAA, some may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.

In addition to HIPAA and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security acts or practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting. The FTC and states’ attorneys general have brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and similar state laws. Further, the California Consumer Protection Act of 2018 (the “CCPA”), which took effect in 2020 and to which we are subject, imposes obligations and restrictions on businesses regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents, such as affording them the right to access and delete their personal information and to opt out of certain sharing of personal information.

In recent years, there have been a number of well publicized data breaches involving the improper use and disclosure of personal information and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials and provide credit monitoring services and/or other relevant services to impacted individuals. In addition, under HIPAA and pursuant to the related contracts that we enter into with our clients who are covered entities, we must report breaches of unsecured PHI to our clients following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

International Regulation

We expect over time to continue to expand our operations in foreign countries through both organic growth and acquisitions. In such a case, our international operations will be subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws; economic sanctions laws; various data security insurance, tax, tariff and trade laws and regulations; corporate governance; various data security and data protection laws (including the EU General Data Protection Regulation and UK data privacy regime); labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; required localization of records and funds; and limitations on dividends and repatriation of capital. In addition, the expansion of our operations into foreign countries increases our exposure to the anti-bribery, anti-corruption and anti-money laundering provisions of U.S. law, including the FCPA, and corresponding foreign laws, including the UK Bribery Act.

The FCPA prohibits offering, promising or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. We also are subject to applicable anti-corruption laws of the jurisdictions in which we operate. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and the DOJ have increased their enforcement activities with respect to the FCPA. The UK Bribery Act is an anti-corruption law that is broader in scope than the FCPA and applies to all companies with a nexus to the United Kingdom. Disclosures of FCPA violations may be shared with the UK authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions. We have internal control policies and procedures and conduct training and compliance programs for our employees to deter prohibited practices. However, if our employees or agents fail to comply with applicable laws governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions.

We also are subject to regulation by OFAC. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. In addition, we may be subject to similar regulations in the non-U.S. jurisdictions in which we operate.

Intellectual Property

It is important to our business that we establish, protect and enforce our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws as well as confidentiality procedures, contractual provisions and other legal rights to establish and enforce our brand, proprietary technology and other intellectual property rights.

As of February 21, 2022, the Company has been approved for one patent related to “System and Method in Monitoring Engagement” which relates to the tracking of therapeutic progress between therapist and client. We also have one patent that is pending and several other conditional applications in the United States. We intend to continue to apply for additional patents relating to our software and technology. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims.

We own and use trademarks and service marks on or in connection with our business and services, including both unregistered marks and registered trademarks in the United States. In addition, we rely on other forms of intellectual property protection including trade secrets, know-how and other unpatented proprietary processes, in each case in support of our business. We make efforts to maintain and protect our intellectual property and the proprietary aspects of our products and technologies, including through the use of nondisclosure agreements and the monitoring of our competitors. Although we take steps to protect our trade secrets and know-how, third parties may independently develop or otherwise gain access to our trade secrets and know-how by lawful means. We require our employees, consultants and certain of our contractors to execute confidentiality agreements in connection with their employment or consulting relationships with us but these agreements may not provide meaningful protection, and we cannot guarantee that we have executed such agreements with all applicable counterparties. Furthermore, these agreements also may be breached, and we may not have an adequate remedy for any such breach. We also require our employees and consultants to disclose and assign to us inventions conceived during the term of their employment or engagement while using our property or which relate to our business. We also license certain intellectual property rights that are used in our business from third parties.

From time to time, we may become involved in legal proceedings relating to intellectual property arising in the ordinary course of our business, including oppositions to our applications for patents, trademarks, challenges to the validity of our intellectual property rights, and claims of intellectual property infringement. We are not presently a party to any such legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows.

Additional Information

Talkspace was originally incorporated as Hudson Executive Investment Corp. (“HEC”), a special purpose acquisition company, in Delaware on October 30, 2019 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization or other similar business combination with one or more businesses or entities.

On January 12, 2021, HEC, entered into an Agreement and Plan of Merger, dated as of January 12, 2021 (the “Merger Agreement”), with Groop Internet Platform, Inc. (“Old Talkspace”), Tailwind Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of HEC (“First Merger Sub”), and Tailwind Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”). On June 22, 2021, as contemplated by the Merger Agreement, First Merger Sub merged with and into Old Talkspace (the “First Merger”) with Old Talkspace surviving the First Merger, and immediately following the First Merger and as part of the same overall transaction as the First Merger, Old Talkspace merged with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of HEC (the “Second Merger” and, together with the First Merger, the “Business Combination”). In connection with the Business Combination, HEC filed the Certificate of Incorporation and changed its name to “Talkspace, Inc.”.

Our website address is talkspace.com. We make available free of charge at the investors section of this website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other SEC filings and all amendments to those reports filed or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we file or furnish such materials to the SEC. The information on our website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC, except where we expressly incorporated such information.

Item 1A. RISK FACTORS

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

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to the business of Talkspace, Inc. and its subsidiaries.

RISKS RELATED TO OUR OPERATING RESULTS AND EARLY STAGE OF GROWTH

We have a history of losses, which we expect to continue, and we may never achieve or sustain profitability.

We have incurred significant losses in each period since our inception. We incurred net losses of $62.7 million and $22.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $171.5 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new clients and members and to develop our technology platform. To date, we have derived a substantial majority of our revenue from clients and members who pay for access to our virtual behavioral health platform, and our longer-term results of operations and continued growth will depend on our ability to successfully develop and market new virtual behavioral health products and services that our clients and members want and are willing to purchase. We intend to continue scaling our business to increase our client, member and provider bases, broaden the scope of services we offer, invest in research and development and expand the applications of our technology through which clients and members can access our services. Accordingly, we anticipate that cost of revenue and operating expenses will continue to increase in the foreseeable future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, our results of operations would also suffer if our innovations are not responsive to the needs of our clients and members, appropriately timed with market opportunity, effectively brought to market or do not achieve market acceptance. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

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

●
attract new clients and members to our platform and position our platform as a convenient and accepted way to access therapy and psychiatry;
●
retain our clients and members and encourage them to continue to utilize our platform and services;
●
attract new and existing clients and members to rapidly adopt new offerings on our platform;
●
increase the number of clients and members that use our subscription offerings or the number of subscription programs that we manage;
●
retain our clients and members that subscribe to our subscription offerings;
●
gain market acceptance of our services and products with clients and members and maintain and expand such relationships;
●
attract and retain providers for inclusion in our platform;

●
comply with existing and new laws and regulations applicable to our business and in our industry;
●
anticipate and respond to macroeconomic changes, and industry pricing benchmarks and changes in the markets in which we operate;
●
react to challenges from existing and new competitors;
●
maintain and enhance the value of our reputation and brand;
●
effectively manage our growth and business operations;
●
forecast our revenue and budget for, and manage, our expenses and capital expenditures;
●
hire, integrate and retain talented people at all levels of our organization;
●
maintain and improve the infrastructure underlying our platform, including our apps and websites and with respect to data protection, intellectual property and cybersecurity; and
●
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

We have experienced significant growth in the last several years, and therefore our recent revenue growth rate and financial performance should not be considered indicative of our future performance. For the year ended December 31, 2021 and 2020, our revenue was $113.7 million and $76.2 million, respectively, representing a 49.2% growth rate. In addition, as a result of the COVID-19 pandemic, we have experienced a significant increase in revenue. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic may not continue in the future, and future revenues may not grow at these same rates or may decline. For example, during the quarter ended December 31, 2021, revenues from our B2C business declined compared to the previous quarter. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. Our future growth will depend, in part, on our ability to grow our revenue from existing clients and members, to acquire potential future clients and members, to expand our client, member and provider bases, to develop new products and services and to expand internationally. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenue or to generate net income. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our client and member bases depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing clients and members may be slower to adopt our services than we currently anticipate, which could adversely affect our results of operations and growth prospects.

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

We cannot predict with any certainty whether and to what degree the impact caused by the COVID-19 pandemic and reactions thereto will continue which may contribute to difficulty accurately predicting our internal financial forecasts.

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

While the virtual behavioral health market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition from a range of companies, including specialized software and solution providers that offer similar solutions and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include American Well Corporation, Teladoc, Included Health, MDLive, BetterHelp, Lyra Health and Headspace. In addition, large, well-financed health systems and health plans have in some cases developed their own telehealth and teletherapy tools and may provide these solutions to their consumer at discounted prices. Competition may also increase from large technology companies, such as Apple, Amazon, Meta, Google, Verizon, or Microsoft, who may wish to develop their own virtual behavioral health solutions, as well as from large retailers like Amazon or Walmart. The surge in interest in virtual behavioral healthcare, including as a result of the COVID-19 pandemic, and in particular the relaxation of HIPAA privacy and security requirements, has also attracted new competition from providers who utilize consumer-grade video conferencing platforms such as Zoom and Twilio. Competition from large software companies or other specialized solution providers, health systems and health plans, communication tools and other parties could result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

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

Additional factors that could affect our ability to sell products and services include, but are not limited to:

●
price, performance and functionality of our solution;
●
availability, price, performance and functionality of competing solutions;
●
our ability to develop and sell complementary products and services;
●
stability, performance and security of our hosting infrastructure and hosting services; and
●
changes in healthcare laws, regulations or trends.

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

●
create greater awareness of our brand;
●
identify the most effective and efficient levels of spending in each market, media and specific media vehicle;
●
determine the appropriate creative messages and media mix for advertising, marketing and promotional expenditures;
●
effectively manage marketing costs (including creative and media) to maintain acceptable consumer acquisition costs;
●
select the most effective markets, media and specific media vehicles in which to advertise; and
●
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

●
lack of experience with our company and platform, and concerns that we are relatively new to the industry;
●
perceived health, safety or quality risks associated with the use of a new platform and applications for therapy and psychiatry;
●
traditional or existing relationships with therapists, psychiatrists or other providers;
●
concerns about the privacy and security of the data that consumers and providers share with or through our platform;

●
competition and negative selling efforts from competitors, including competing platforms and price matching programs; and
●
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

●
government regulations or private initiatives that affect the manner in which healthcare providers interact with patients, payors or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;
●
consolidation of healthcare industry participants;
●
federal amendments to, lack of enforcement or development of applicable regulations for, or repeal of The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Affordable Care Act” or the “ACA”);
●
reductions in government funding for healthcare; and
●
adverse changes in business or economic conditions affecting healthcare payors or providers or other healthcare industry participants.

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

●
the need to localize and adapt our solution for specific countries, including translation into foreign languages and associated expenses;
●
potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;
●
requirements of foreign laws and other governmental controls, including cross-border compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, healthcare, tax, privacy and data protection laws and regulations;
●
requirements of foreign laws and other governmental controls applicable to our ability to conduct telehealth and teletherapy services internationally, specifically laws governing remote care and the practice of medicine in such locations;
●
data privacy laws that require that client data be stored and processed in a designated territory;
●
new and different sources of competition and laws and business practices favoring local competitors;
●
local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) and other anti-corruption laws and regulations;
●
changes to export controls and economic sanctions laws and regulations;
●
central bank and other restrictions on our ability to repatriate cash from international subsidiaries;
●
adverse tax consequences;
●
fluctuations in currency exchange rates, economic instability and inflationary conditions, which could make our solution more expensive or increase our costs of doing business in certain countries;
●
limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;

●
different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
●
difficulties in staffing, managing and operating our international operations, including difficulties related to administering our stock plans in some foreign countries and increased financial accounting and reporting requirements and complexities;
●
difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations; and
●
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

Our overall business entails the risk of medical liability claims. Although Talkspace Provider Network, PA (“TPN”) and our affiliated professionals carry or will carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to the services rendered, successful medical liability claims could result in substantial damage awards that exceed the limits of TPN’s and those affiliated professionals’ insurance coverage. TPN carries or will carry professional liability insurance for itself and each of its healthcare professionals (our providers). Additionally, all of our network providers that contract or will contract with TPN separately carry or will carry professional liability insurance for itself and its healthcare professionals. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services through TPN and our affiliated professionals. As a result, adequate professional liability insurance may not be available to TPN and our affiliated professionals in the future at acceptable costs or at all, which may negatively impact TPN and our affiliated professionals to provide services to our members, and thereby adversely affect our overall business and operations.

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

●
damage from fire, power loss, natural disasters and other force majeure events outside our control;
●
communications failures;
●
software and hardware errors, failures and crashes;
●
security breaches, computer viruses, hacking, denial-of-service attacks and similar disruptive problems; and
●
other potential interruptions.

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

We are subject to evolving EU and UK privacy laws on cookies and e-marketing. In the EU and the UK, under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and generally for direct electronic marketing to consumers. The General Data Protection Regulation (“GDPR”) also imposes conditions on obtaining valid consent, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. The current national laws that implement the ePrivacy Directive are highly likely to be replaced across the EU (but not directly in the UK) by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance. While the text of the ePrivacy Regulation is still under development, recent European court decisions regarding the consent requirements and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. For example, in December 2020 the French data protection regulator (the CNIL) imposed fines of EUR 100M and EUR 35M respectively against certain Google and Amazon entities for alleged breaches of cookies consent and transparency requirements; and in December 2021, the CNIL imposed fines of EUR 150M and EUR 60M respectively against certain Google and Meta entities for alleged failures to allow users to easily reject cookies. In addition, NYOB (a not for profit organization led by Max Schrems) has recently issued approximately 500 complaints to European website operators regarding their cookie banners and referred 422 of these to relevant national regulators and has said that it aims to scan, warn and seek enforcement on up to 10,000 websites in Europe. If the trend of increasing enforcement by regulators of the strict approach in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

In response to marketplace concerns about the usage of third-party cookies and web beacons to track user behaviors, providers of major browsers have included features that allow users to limit the collection of certain data generally or from specified websites. In addition, various software tools and applications have been developed that can block advertisements from a consumer’s screen or allow consumers to shift the location in which advertising appears on webpages or opt out of display, search and internet-based advertising entirely. In particular, Apple’s mobile operating system permits these technologies to work in its mobile Safari browser. In addition, changes in device and software features could make it easier for internet users to prevent the placement of cookies or to block other tracking technologies. In particular, the default settings of consumer devices and software may be set to prevent the placement of cookies unless the user actively elects to allow them. For example, Apple’s Safari browser currently has a default setting under which third-party cookies are not accepted and users must activate a browser setting to enable cookies to be set, and Apple has announced that its new mobile operating system will require consumers to opt in to the use of Apple’s resettable device identifier for advertising purposes. Various industry participants have worked to develop and finalize standards relating to a mechanism in which consumers choose whether to allow the tracking of their online search and browsing activities, and such standards may be implemented and adopted by industry participants at any time. These developments could impair our ability to collect user information, including personal data and usage information, that helps us provide more targeted advertising to our current and prospective consumers, which could adversely affect our business, given our use of cookies and similar technologies to target our marketing and personalize the consumer experience.

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

There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the Tax Cuts and Jobs Act of 2017 and the CARES Act. In the absence of guidance on these issues, we will use what we believe are reasonable interpretations and assumptions in interpreting and applying the Tax Cuts and Jobs Act of 2017 and the CARES Act, which may change as we receive additional clarification and implementation guidance. It is also possible that the Internal Revenue Service could issue subsequent guidance or take positions that differ from the interpretations and assumptions that we previously made, which could have a material adverse effect on our cash tax liabilities, results of operations and financial condition.

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

At December 31, 2021, the Company has federal and state net operating loss carryovers (“NOL”) of approximately $194.0 million and $180.6 million, respectively, which are available to reduce future taxable income. The NOL carryforwards begin to expire in 2032 and may become subject to annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under I.R.C. Section 382. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or future tax liabilities. The federal losses generated from 2018 onward do not expire.

It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration (or that we will not generate taxable income at all). Under the Tax Cuts and Jobs Act of 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to these in federal tax laws. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code, respectively, and similar provisions of state law. Under those sections of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not undertaken an analysis of whether we have experienced an “ownership change” for purposes of Section 382 and Section 383 of the Internal Revenue Code or whether there are any limitations on use with respect to our net operating losses and other tax attributes.

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

●
our ability to maintain and grow the number of clients and members on our platform;
●
the demand for and types of services that are offered on our platform by providers;
●
the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable implementation timelines;
●
the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
●
our ability to effectively manage the size and composition of our network of healthcare providers relative to the level of demand for services from our members and our clients’ members and patients;
●
our ability to respond to competitive developments, including pricing changes and the introduction of new products and services by our competitors;
●
client and member retention and the timing and terms of client and member renewals;
●
changes to our pricing model;
●
our ability to introduce new features and services and enhance our existing platform and our ability to generate significant revenue from new features and services;

●
the mix of products and services sold during a period;
●
the impact of outages of our platform and associated reputational harm;
●
security or data privacy breaches and associated remediation costs;
●
the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies;
●
changes in the fair values of our financial instruments (including, but not limited to, certain warrants assumed in connection with the Business Combination); and
●
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

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled and diverse employees could adversely affect our business.

Our success depends largely upon the continued services of our key members of senior management. These members of senior management are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. For instance, in November 2021 we announced the departure of Oren Frank, our former Chief Executive Officer and Roni Frank, our former Head of Clinical Services and the appointment of Douglas Braunstein as our interim Chief Executive Officer. We are in the process of searching for a permanent replacement to serve as Chief Executive Officer. The replacement of one or more of our executive officers or other key employees will likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our business would also be adversely affected if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment. While we have employment arrangements with a limited number of key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us.

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

●
an inability to integrate or benefit from acquired technologies or services in a profitable manner;
●
unanticipated costs or liabilities associated with the acquisition;
●
difficulty integrating the accounting systems, operations and personnel of the acquired business;
●
difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
●
difficulty converting the clients of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;
●
diversion of management’s attention from other business concerns;
●
adverse effects to our existing business relationships with business partners and clients as a result of the acquisition;
●
the potential loss of key employees;
●
use of resources that are needed in other parts of our business; and
●
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

Our ability to conduct telehealth and teletherapy services through our network of providers in a particular jurisdiction is directly dependent upon the applicable laws governing remote care, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. With respect to telehealth and teletherapy services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in the suspension or modification of our telehealth and teletherapy operations in certain states. However, the extent to which a jurisdiction considers particular actions or relationships to comply with the applicable standard of care is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, each with broad discretion. Accordingly, we must monitor our compliance with the law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Although the COVID-19 pandemic has led to the relaxation of certain Medicare, Medicaid and state licensure restrictions on the delivery of telehealth and teletherapy services, it is uncertain how long the relaxed policies will remain in effect, and, there can be no guarantee that once the COVID-19 pandemic is over that such restrictions will not be reinstated or changed in a way that adversely affects our business.

Additionally, it is possible that the laws and rules governing the practice of medicine, including remote care and prescribing medication online, in one or more jurisdictions may change in a manner deleterious to our business. For instance, a few states have imposed different, and, in some cases, additional, standards regarding the provision of services via telehealth and teletherapy. Some states impose strict standards on using telehealth and teletherapy to prescribe certain classes of controlled substances that can be commonly used to treat behavioral health disorders. The unpredictability of this regulatory landscape means that sudden changes in policy regarding standards of care and reimbursement are possible. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we or our affiliated medical group were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

Evolving government regulations may result in increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations. We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These include rules governing the practice of medicine by physicians and other licensed professionals; laws relating to licensure requirements for physicians and other licensed health professionals; laws limiting the corporate practice of medicine and professional fee-splitting; laws governing the issuances of prescriptions in an online setting; cybersecurity and privacy laws; and laws and rules relating to the distinction between independent contractors and employees. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

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

TPN will contract with therapists and other licensed professionals or enter into agreements with our affiliated professional entities, physicians, therapists and other licensed professionals for the clinical and professional services provided to our members. We do not own TPN or the professional entities with which it will contract. TPN is 100% owned by an independent Texas-licensed physician, and the other professional entities will be owned by physicians qualified to own such professional entities in the respective states. Once fully implemented, we expect that these relationships will continue, however, we cannot guarantee that they will. A material change in our relationship with TPN or among TPN and the contracted professional entities, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to members as we intend under the transitioned structure and could have a material adverse effect on our business, financial condition, and results of operations.

State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers. Due to the prevalence of the corporate practice of medicine doctrine, including in states where we conduct our business, we are in the process of finalizing certain agreements with TPN. One such agreement is a management services agreement with TPN, pursuant to which TPN reserves exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services and we provide non-clinical management and administrative services in exchange for a management fee. The other professional entities, physicians, therapists and other licensed professionals who will provide clinical and professional services to our members through contracts with TPN will also retain exclusive control and responsibility for all aspects of medical services provided to our members. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may successfully challenge our organization and contractual arrangements with our providers once implemented. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our providers to comply with these statutes, could eliminate clients located in certain states from the market for our services. Furthermore, the arrangements we are in the process of finalizing or will enter into to comply with state corporate practice of medicine doctrines and fee splitting laws could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, adverse determination or litigation with regard to our arrangements with TPN and our affiliated professional entities could have a material adverse effect on our business, financial condition, and results of operations.

The impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations.

The impact on us of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations. Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement and policy. The healthcare industry is subject to changing political, regulatory and other influences. The ACA made major changes in how healthcare is delivered and reimbursed, and it increased access to health insurance benefits to the uninsured and underinsured population of the United States.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017 was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Since the enactment of the Tax Cuts and Jobs Act of 2017, there have been additional amendments to certain provisions of the ACA. President Joe Biden and Congress may consider other legislation to change elements of the ACA. In December 2019, a federal appeals court held that the individual mandate portion of the ACA was unconstitutional and left open the question whether the remaining provisions of the ACA would be valid without the individual mandate. On June 17, 2021, the U.S. Supreme Court dismissed a case in Texas challenging the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. We continue to evaluate the effect that the ACA and its possible modification or repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect consumer demand and affordability for our products and services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.

In addition, in 2022, the No Surprises Act went into effect to prevent surprise medical bills to non-federal healthcare program patients. For patients who receive health coverage through their employer, the Marketplace, or an individual health insurance plan, healthcare providers, including psychiatrists and psychologists, are required to give notice explaining applicable billing protections. In addition, in the outpatient setting, beginning January 1, 2022 providers are required to give new and established patients who are uninsured or self-pay a good faith estimate of predicted costs for the services that they provide.

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

Although our services are not currently reimbursed by government healthcare programs such as Medicare or Medicaid, any future reimbursement from federal and/or state healthcare programs could expose our business to broadly applicable fraud and abuse laws and other healthcare laws and regulations that would regulate the business. The U.S. healthcare industry is heavily regulated and closely scrutinized by federal and state governments. Comprehensive statutes and regulations govern the manner in which we and our affiliated professional entities may provide and bill for services and collect reimbursement from governmental programs and private payers, our contractual relationships with TPN and its corresponding relationship with its contracted providers, vendors and clients, our marketing activities and other aspects of our operations. Applicable and potentially applicable U.S. federal and state healthcare laws and regulations include, but are not limited, to the following:

●
the federal physician self-referral law, commonly referred to as the Stark Law, that, unless one of the statutory or regulatory exceptions apply, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $26,125 per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty of up to $174,172 for a circumvention scheme;
●
the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Remuneration has been interpreted broadly to be anything of value, and could include compensation, discounts, or free marketing services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $105,563 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;
●
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
●
HIPAA, which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of PHI;
●
the federal False Claims Act that imposes civil and criminal liability, including treble damages and mandatory minimum penalties of $11,803 to $23,607 per false claim or statement, on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. A claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●
the federal Civil Monetary Law prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

●
similar state law provisions pertaining to Anti-Kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any third party payer, including commercial insurers or services paid out-of-pocket by patients;
●
state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;
●
the Federal Trade Commission Act and federal and state consumer protection, advertisement and unfair competition laws, which broadly regulate marketplace activities and activities that could potentially harm consumers, including information practices;
●
laws that regulate debt collection practices as applied to our debt collection practices;
●
a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments; and
●
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

Our use and disclosure of personal information, including PHI, personal data, and other health information, is subject to state, federal or other privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and member bases and revenue.

The privacy and security of personal information stored, maintained, received or transmitted electronically is an enforcement priority in the United States and internationally. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the FTC and state attorneys general, any failure or perceived failure to comply with such requirements may result in proceedings or actions against us by government entities or private parties, or could cause us to lose clients or members, any of which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Any allegations about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

In the United States, numerous federal and state laws and regulations govern collection, storage, dissemination, use, retention, transfer, disposal, security and confidentiality of personal information, including HIPAA; U.S. state privacy, security and breach notification and healthcare information laws; the California Consumer Protection Act (“CCPA”); and other data protection laws.

HIPAA establishes a set of basic national privacy and security standards for the protection of PHI, to covered entities, including certain types of health care providers and their service providers that access PHI, known as business associates. When acting as a service provider to licensed therapists or employee assistance programs (group health plans), we are considered a business associate under HIPAA. In some instances we may be considered a covered entity under HIPAA where our own employees are providing direct therapeutic care. As such, HIPAA requires us to maintain policies and procedures governing PHI that is used or disclosed, and to implement administrative, physical and technical safeguards to protect PHI, including PHI maintained, used and disclosed in electronic form. These safeguards include employee training, identifying business associates (and subcontractor business associates) with whom we need to enter into HIPAA-compliant contractual arrangements and various other measures. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA also requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to the U.S. Department of Health and Human Services Office (“HHS”) without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI or following a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations and prospects.

In addition to HIPAA, the U.S. federal government and various states and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information, to which we are or may become subject. For example, California implemented the California Consumer Privacy Act, or CCPA, which came into effect in 2020, and to which we are subject. The CCPA imposes obligations and restrictions on businesses regarding their collection, use, processing, retaining and sharing of personal information and provides new and enhanced data privacy rights to California residents. Specifically, the CCPA mandates that covered companies provide new disclosures to California consumers and afford such consumers new data privacy rights that include, among other things, the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA provides for civil penalties for violations, which could result in statutory penalties of up to $2,500 per violation, or up to $7,500 per violation if the violation is intentional. The CCPA also provides a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Protected health information that is subject to HIPAA is excluded from the CCPA; however, information we hold about individual residents of California that is not subject to HIPAA would be subject to the CCPA. Furthermore, California voters approved the California Privacy Rights Act (“CPRA”) in November 2020, which will significantly amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022. We expect states to continue to enact legislation similar to the CCPA and CPRA that provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. Laws similar to the CCPA and CPRA have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.

Moreover, we are subject to certain other state laws such as the California Confidentiality of Medical Information Act, which imposes restrictive requirements regulating the use and disclosure of health information and other personal information. Such laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. Further, in addition to fines and penalties imposed upon violators, some of these state laws, such as the CCPA, also afford private rights of action to individuals who believe their personal information has been misused.

In the aggregate, state-based data privacy and security laws and regulations may impact our business. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects could restrict the way services involving data are offered and could subject us to additional liabilities, all of which may adversely affect our results of operations, business, and financial condition.

In addition, the interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or personal information, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.

Furthermore, there are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personal information, the scope of which is continually evolving and subject to differing interpretations. If we provide services to users outside the United States, we may be subject to such laws, regulations, directives and obligations in relation to processing of personal information, and we may be subject to significant consequences, including penalties, fines and contractual liability, for our failure to comply. We are subject to the EU GDPR and the UK data privacy regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018 (the “UK GDPR”) (the EU GDPR and the UK GDPR, collectively the “GDPR”), which impose a strict data protection compliance regime including stringent data protection requirements, such as detailed disclosures about how personal information is collected and processed, enhanced obligations on the processing of sensitive data, including information that relates to mental health, granting rights for data subjects in regard to their personal information (including data access rights, the right to be “forgotten” and the right to data portability), the obligation to notify data protection authorities (and in certain cases, affected individuals) of significant data breaches, complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit, and provides for significant penalties for breach (as detailed below). EU Member States and the UK are also able to legislate separately on sensitive data (i.e. mental health), and we must comply with these local laws where we offer our services.

The GDPR also imposes strict rules on the transfer of personal data out of the EEA and the UK, including to the United States. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal from the EEA and the UK to the United States. Most recently, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal information could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. We will be required to implement the revised standard contractual clauses within the relevant time frames. The revised standard contractual clauses apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. We are monitoring the outcome of this, and we may be required to implement new or revised documentation and processes in relation to our data transfers subject to the UK GDPR, within the relevant time frames. As supervisory authorities issue further guidance on data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

The relationship between the UK and the EU in relation to certain aspects of data protection law, particularly transfers of personal data, remains unclear following the UK’s departure from the EU on January 1, 2021. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the Commission during this period. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit. There is a risk that any material changes which are made to the UK data protection regime could result in the Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the Commission deems the UK to no longer provide adequate protection for personal data. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.

Failure to comply with the requirements of the GDPR may result in fines of up to €20,000,000/ £17.5 million or up to 4% of our total worldwide annual revenue for the preceding financial year, whichever is higher. In addition, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

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

In addition, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of our users’ personal information content, or regarding the manner in which the express or implied consent of users for the collection, use, retention or disclosure of such content is obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process users' personal information data or develop new services and features. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

Security breaches, loss of data and other disruptions could compromise personal information, including sensitive information, related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

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

In particular, ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, diversion of funds, and may result in fines, litigation and unwanted media attention. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or to investigate and remediate any information security vulnerabilities.

If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and member data, including personal information and PHI. As a result, our reputation could be severely damaged, adversely affecting client and member confidence. Members may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

We outsource important aspects of the storage and transmission of client and member information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle client and member information to sign agreements contractually requiring those subcontractors to adequately safeguard personal information and PHI to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of client and members’ proprietary and protected health information.

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

●
cease offering or using technologies that incorporate the challenged intellectual property;
●
make substantial payments for legal fees, settlement payments or other costs or damages;
●
obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or
●
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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, our management and other personnel are required to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We are continuing to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.

Additionally, in the fourth quarter of 2021, Talkspace reviewed and revised its director and officer liability insurance coverage. As a result, the board approved two additional layers of coverage on its “Side A” insurance which covers the personal assets of the Company’s directors and officers. This would allow coverage for individual liability protection of up to $30.0 million (after a $15.0 million deductible). Talkspace also retains $5.0 million in additional coverage for general securities liability. The Company will revise and renew its directors and officer coverage in June 2022.

If we fail to establish and maintain proper and effective internal control over financial reporting, as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to provide a report by management on, among other things, the effectiveness of our internal control over financial reporting for our annual reports on Form 10-K filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting starting with our annual report for the year ended December 31, 2022 (second annual report) on Form 10-K to be filed with the SEC.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting.

We have identified material weaknesses in our controls related to the following (a) the aggregation of open control deficiencies across the Company’s financial reporting processes because the controls were not fully designed and operating effectively, (b) not fully designing, implementing and monitoring general information technology controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes and (c) our controls on accounting for complex financial instruments such as warrants, did not operate effectively to appropriately apply the provisions of ASC 815-40, resulting in the failure to prevent a material error in our accounting for warrants and the resulting restatement of our previously issued financial statements.

In addition, on April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement governing our warrants and the HEC Forward Purchase Agreement. Following the issuance of the SEC Statement, on May 4, 2021, HEC concluded that it was appropriate to restate its previously issued audited financial statements as of December 31, 2020 and for the period from February 6, 2020 (inception) through December 31, 2020, as well as its financial data as of June 11, 2020 (the “restatement”), and as part of such process, HEC identified a material weakness in its internal control over financial reporting. As the accounting acquirer in the Business Combination, we have inherited this material weakness and the warrants.

HEC reevaluated the accounting treatment of 20,700,000 public warrants, 10,280,000 private placement warrants and the HEC Forward Purchase Agreement, and determined to classify the warrants and the HEC Forward Purchase Agreement as liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, these liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in our statement of operations and comprehensive loss. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. The recurring fair value measurement applies only to the private placement warrants, and we will continue to recognize non-cash gains or losses on our private placement warrants each reporting period, and the amount of such gains or losses could be material.

As a result of such material weakness, the restatement, the change in accounting for the warrants and HEC Forward Purchase Agreement, and other matters raised or that may in the future be raised by the SEC, we may face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

For example, on November 26, 2021, the Financial Industry Regulatory Authority (“FINRA”), a regulator of the Nasdaq stock market, commenced conducting a routine review of trading in the Company’s stock surrounding the November 15, 2021 announcements of the Company’s financial results for the third quarter of 2021 and the resignation of the Company’s co-founder and former Chief Executive Officer, Oren Frank, and co-founder and former Head of Clinical Services, Roni Frank. The Company provided answers and documents to this routine initial contact inquiry on December 9, 2021 and there has been no further communications, requests or findings from FINRA since that date.

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

●
we have a classified board of directors with staggered, three-year terms;
●
our board of directors is permitted to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●
the Certificate of Incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
●
the limitation of the liability of, and the indemnification of, our directors and officers;
●
certain transactions are not “corporate opportunities” and the Identified Persons (as defined in the Certificate of Incorporation) are not subject to the doctrine of corporate opportunity and such Identified Persons do not have any fiduciary duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us;
●
we are not governed by Section 203 of the DGCL and, instead, our Certificate of Incorporation includes a provision that is substantially similar to Section 203 of the DGCL, and acknowledges that certain stockholders cannot be “interested stockholders” (as defined in the Certificate of Incorporation);
●
our board of directors has the ability to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
●
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

The price of our securities may fluctuate due to a variety of factors, including:

●
the success of competitive services or technologies;
●
developments related to our existing or any future collaborations;
●
regulatory or legal developments in the United States and other countries;
●
developments or disputes concerning our intellectual property or other proprietary rights;
●
the recruitment or departure of key personnel;
●
actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●
variations in our financial results or those of companies that are perceived to be similar to us;
●
changes in the structure of healthcare payment systems;
●
changes in the market’s expectations about our operating results;
●
the public’s reaction to our press releases, other public announcements and filings with the SEC;
●
speculation in the press or investment community;
●
commencement of, or involvement in, litigation involving us;
●
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●
the volume of our securities available for public sale;
●
changes in our board of directors or management;
●
general economic, industry and market conditions; and
●
the other factors described in this “Risk Factors” section.

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

The market price of our securities may be volatile and, in the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may face allegations or litigation related to, among other things, securities issuances or business practices. For example, putative class action lawsuits have been filed by certain of our shareholders against us and certain of our current and former officers and directors alleging certain violations of the federal securities laws in connection with certain statements we have made regarding our business and financial condition. See Note 9, “Commitments and Contingent Liabilities” in the notes to the consolidated financial statements for further details. Litigation disputes, including the disputes we are currently facing, could cause us to incur unforeseen expenses, result in content unavailability, and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Since terminating our prior office lease in New York City in August 2020, we currently have no permanent physical office space and the majority of our employees are working remotely. In August 2021, the Company entered into a temporary short-term co-working space agreement in New York City which expires in February 2022, and will not be renewed.

We have limited operations outside the United States. As of December 31, 2021, we have one foreign subsidiary located in Israel which leases its operating facilities under a non-cancelable short-term operating lease agreement, which expired in July, 2021 and renews monthly on the first day of every month.

Item 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 9, “Commitments and Contingent Liabilities” in the notes to the consolidated financial statements for further details.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On June 23, 2021, Talkspace, Inc.'s common stock and warrants began trading on the Nasdaq Global Select Market under the symbols “TALK” and “TALKW,” respectively. Prior to that time, there was no public market for our common stock or warrants.

Holders

As of February 21, 2022, there were 76 holders of record of our common stock and 13 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and, prior to the Business Combination, HEC had not paid any dividends on its common stock. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. Our ability to declare dividends may be limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time.

Stock Performance Graph

The following graph and table illustrate the total return from June 23, 2021 through December 31, 2021, for (i) our common stock, (ii) the Standard & Poor’s 500 Index, (iii) the Standard & Poor’s 500 Healthcare Index and (iv) the Russell 2000 Composite Index. The graph and the table assume that $100 was invested on June 23, 2021 in each of our common stock, the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Healthcare Index and the Russell 2000 Composite Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Talkspace, Inc
Common Stock Price
June 23, 2021 to December 31, 2021 Comparison

120
100
80
60
40
20
0
23-Jun
30-Jul
31-Aug
30-Sep
29-Oct
30-Nov
31-Dec
Talkspace
S&P 500
S&P 500 / Healthcare Index
Russell 2000 Composite Index

	23-Jun	30-Jul	31-Aug	30-Sep	29-Oct	30-Nov	31-Dec
Talkspace	100	64	57	40	37	25	21
S&P 500	100	104	107	102	109	108	112
S&P 500 / Healthcare Index	100	106	108	102	107	104	113
Russell 2000 Composite Index	100	97	99	96	100	95	97

Use of Proceeds

On June 11, 2020, HEC consummated the HEC IPO, in which it issued 41,400,000 units (the “HEC Units”), including the issuance of 5,400,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each HEC Unit consists of one share of Class A common stock of HEC, par value $0.0001 per share, and one-half of one redeemable warrant of HEC (each an “HEC Warrant”), with each whole HEC Warrant entitling the holder thereof to purchase one share of HEC’s Class A common stock for $11.50 per share, subject to adjustment. The HEC Units were sold at a price of $10.00 per Unit, generating gross proceeds to HEC of $414,000,000. Simultaneously with the consummation of the HEC IPO and the exercise of the over-allotment option in full, HEC consummated a private placement of 10,280,000 private placement warrants to its sponsor, HEC Sponsor LLC, at a price of $1.00 per private placement warrant, generating total additional proceeds of $10.3 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 6. Reserved.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this section to as “Talkspace,” the “Company,” “we,” “our” or “us” refer to the business of Talkspace, Inc. and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes contained in this Annual Report. This discussion contains forward-looking statements reflecting our plans, estimates, and beliefs, which involve risks and uncertainties. As a result of many factors, such as those set forth under the “Risk Factors” and “Forward-Looking Statements” sections and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

As a healthcare company enabled by a purpose-built technology platform, Talkspace offers convenient and affordable access to a fully-credentialed network of highly qualified providers. We are a leading virtual behavioral health company and, since Talkspace’s founding in 2012, we have connected millions of patients, who we refer to as our members, with licensed mental health providers across a wide and growing spectrum of care through virtual counseling, psychotherapy and psychiatry. We created a purpose-built platform to address the vast, unmet and growing demand for mental health services of our members, serving our business-to-consumer (“B2C”) channel, comprised of individual consumers who subscribe directly to our platform, and our business-to-business (“B2B”) channel, comprised of large enterprise clients such as Google and Expedia and large health plans and employee assistance programs (“health plan clients”) such as Aetna, Cigna, Premera and Optum (collectively, our “clients”), who offer their employees and insured members access to our platform while their employer is under an active contract with Talkspace, or at in-network reimbursement rates, where applicable.

For the year ended December 31, 2021, approximately 280,000 members were registered on our platform, as compared to approximately 200,000 for the year ended December 31, 2020. As of December 31, 2021, we had approximately 56,000 active members receiving care through our B2C and B2B channels, including approximately 24,000 B2C active members, and approximately 69 million B2B eligible lives. We consider members “active” (i) in the case of our B2C members, commencing on the date such member initiates contact with a provider on our platform until the term of their monthly, quarterly or bi-annual subscription plan expires, unless terminated early, and (ii) in the case of our B2B members, if such members have engaged on our platform during the preceding 25 days, such as sending a text, video or audio message to, or participating in a video call with, a provider, completing a satisfaction or progress report survey or signing up for our platform. While a growth in active members typically highlights strong engagement with our members, not all active members are associated with revenue in that particular period. We consider B2B lives “eligible” if such persons are eligible to receive treatment on the Talkspace platform, in the case of our enterprise clients, while their employer is under an active contract with Talkspace, or, in the case of health plan clients, at an agreed upon reimbursement rate through insurance under an employee assistance program or other network behavioral health paid benefit program. There may be instances where a person may be covered through multiple solutions, typically through behavioral health plans and employee assistance programs. In these instances, the person is counted each time they are covered in the B2B eligible lives calculation, which may cause this amount to reflect a higher number of members than we actually serve. For the year ended December 31, 2021, our clinicians completed 273,700 B2B sessions related to members covered under our health plan clients, as compared to 114,600 completed B2B sessions for the year ended December 31, 2020.

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

See Note 3, “Business Combination” in the notes to the consolidated financial statements for further details.

COVID-19 Update

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

Operating Segments

We operate our business in a single segment and as one reporting unit, which is how our chief operating decision maker (who is our interim chief executive officer) reviews financial performance and allocates resources.

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	For the Years Ended December 31,
(in thousands except number of health plan and enterprise clients or otherwise indicated)	2021	2020
Number of B2C active members at year end	23.8	29.5
Number of B2B eligible lives at year end (in millions)	69	39
Number of completed B2B sessions	273.7	114.6
Number of health plan clients at year end	11	10
Number of enterprise clients at year end	158	72
Total number of active members at year end	55.6	50.0
Total number of members treated on Talkspace platform	279.3	197.3

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest and other expenses (income), net, (ii) tax expense, (iii) depreciation and amortization (iv) stock-based compensation expense and (v) certain non-recurring expenses, where applicable.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss for the year ended December 31, 2021 and 2020:

	For the Years Ended December 31,
(in thousands)	2021	2020
Net loss	$(62,742)	$(22,370)
Add:
Depreciation and amortization	1,973	379
Financial (income) expense, net (1)	(31,228)	364
Taxes on income	47	24
Stock-based compensation	27,405	2,977
Non-recurring expenses (2)	3,677	177
Adjusted EBITDA	$(60,868)	$(18,449)

(1)
For the year ended December 31, 2021, financial income, net, primarily consisted of $36.0 million in gains resulting from the revaluation of warrant liabilities, partially offset by $4.2 million in warrant issuance costs in connection with the Closing of the Business Combination.
(2)
For the year ended December 31, 2021, non-recurring expenses primarily consisted of severance costs related to the separation of Oren Frank and Roni Frank, co-founders and former executives of the Company, in November 2021. For the year ended December 31, 2020, nonrecurring expenses consisted of legal expenses related to the acquisition of Lasting in November 2020.

Some of the limitations of adjusted EBITDA include (i) adjusted EBITDA does not properly reflect capital commitments to be paid in the future and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. In evaluating adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments described herein. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. Adjusted EBITDA should not be considered as an alternative to loss before income taxes, net loss, loss per share, or any other performance measures derived in accordance with U.S. GAAP. When evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.

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

We recognize contracted revenue from our enterprise clients from the commencement of their contracted term through the annual period based primarily on a per-member-per month model. We recognize revenues from services provided to insured members at a point in time, as virtual therapy session is rendered. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service. Contracts with our enterprise clients are for one or more years with the ability to provide 60 days advance notice prior to termination at each year mark during the term. On occasion and depending on the client, we allow a 60 or 90 day intra-year termination notice but only after the client has completed the first year of service.

Revenue growth is generated from increasing our membership subscriptions, contracting with enterprise clients and health plans.

We have demonstrated continued revenue growth during the last three years as a direct result of the increased penetration of the direct-to-consumer market, and the Company’s 2018 entry into the commercial insurance and enterprise sales markets. The Company’s revenues grew 49.2% from $76.2 million for the year ended December 31, 2020 to $113.7 million for the year ended December 31, 2021.

Cost of Revenues

Cost of revenues is comprised of therapist payments and hosting costs. Cost of revenues is largely driven by the size of our provider network that is required to service the growth of our customer base, in addition to the growth of our health plan and enterprise clients.

We designed our business model and our provider network to be scalable and to leverage a hybrid model of both employee providers and independently contracted providers to support multiple growth scenarios. The compensation paid to our independently contracted providers is variable, and the amount paid to a provider is generally based on the amount of time committed by such provider to our members. In addition, our network supervisors have broad authority to approve the payment of incentive bonuses to providers with certain licenses during periods of higher demand for providers with such licenses. For our employee providers, they receive a fixed-salary and discretionary bonuses, where applicable.

While we expect increased investments to support accelerated growth and the required investment to scale our provider network, we also expect increased efficiencies and economies of scale. Our cost of revenues as a percentage of revenues is expected to fluctuate from period to period depending on the interplay of these aforementioned factors.

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

Financial income (expense), net

Financial income (expense), net, includes the impact from changes in the fair value of our warrant liabilities, issuance costs related to our warrant liabilities, interest earned on cash equivalents deposited in our bank accounts and other financial expenses in connection with bank charges.

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

Results of Operations

The following table presents the results of operations for the years ended December 31, 2021 and 2020 and the dollar and percentage change between the respective periods:

	Years Ended December 31,
	2021	2020	Variance	%
(in thousands, except percentages, share and per share data)
Revenues	$113,671	$76,190	$37,481	49.2
Cost of revenues	46,899	26,353	20,546	78.0
Gross profit	66,772	49,837	16,935	34.0
Operating expenses:
Research and development, net	15,919	9,583	6,336	66.1
Clinical operations	9,365	4,332	5,033	116.2
Sales and marketing	100,641	47,705	52,936	111.0
General and administrative	34,770	10,199	24,571	240.9
Total operating expenses	160,695	71,819	88,876	123.7
Operating loss	93,923	21,982	71,941	327.3
Financial (income) expense, net	(31,228)	364	(31,592)	*
Loss before taxes on income	62,695	22,346	40,349	180.6
Taxes on income	47	24	23	95.8
Net loss	$62,742	$22,370	$40,372	180.5
Net loss per share (1):
Basic and Diluted	$0.72	$1.67	$(0.95)	(56.9)
Weighted average number of common shares (1) :
Basic and Diluted	86,775,948	13,359,350	73,416,598	549.6

* Percentage not meaningful

(1) Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination” in the notes to the consolidated financial statements for further details.

Year Ended December 31, 2021 Compared to December 31, 2020

Revenues

Revenues increased by $37.5 million, or 49.2%, to $113.7 million for the year ended December 31, 2021 from $76.2 million for the year ended December 31, 2020. The increase was principally driven by an increase in year-over-year revenue from existing health plan clients, increased B2C member subscriptions and the addition of new enterprise clients, partially offset by higher revenue reserves primarily from our existing health plan clients. Revenue from our health plan clients, prior to the impact of revenue reserves, increased by $16.5 million, or 166.1%, to $26.4 million for the year ended December 31, 2021 from $9.9 million for the year ended December 31, 2020. During the year ended December 31, 2021, the Company recorded an increase in the revenue reserves of $4.1 million related to receivables from its health plan clients. This compares to an increase of $0.8 million in revenue reserves recorded during the year ended December 31, 2020. B2C member subscriptions revenue increased by $13.2 million, or 21.4%, to $74.8 million for the year ended December 31, 2021 from $61.6 million for the year ended December 31, 2020. Enterprise client contracts increased by 86 clients, or 119.4%, to 158 clients as of December 31, 2021 from 72 clients as of December 31, 2020. The increase in the number of enterprise clients increased revenue by $11.1 million, or 201.4%, to $16.6 million for the year ended December 31, 2021 from $5.5 million for the year ended December 31, 2020. We believe that the appeal of our technology platform, the quality of our providers and the cost of our services will continue to represent the primary drivers of revenue growth from B2C members and B2B clients.

Costs of revenues

Cost of revenues increased by $20.5 million, or 78.0%, to $46.9 million for the year ended December 31, 2021 from $26.4 million for the year ended December 31, 2020, primarily due to costs associated with an increase of providers on our platform. This increase of providers was required to service the increased demand for our therapy services in both our B2C and B2B businesses.

Total employee provider headcount was 287 as of December 31, 2021.

Gross profit

Gross profit increased by $16.9 million, or 34.0%, to $66.8 million for the year ended December 31, 2021 from $49.8 million for the year ended December 31, 2020. This increase was primarily due to the 49.2% increase in revenues, partially offset by higher cost of revenues due to an increase of providers on our platform to support our increased demand. Gross margin was 58.7% for the year ended December 31, 2021, compared to 65.4% during the year ended December 31, 2020. The decrease in gross margin was due primarily to a revenue shift to our B2B business, higher revenue reserves and growth in our employee provider headcount during the year ended December 31, 2021.

Research and development expenses

Research and development expenses increased by $6.3 million, or 66.1%, to $15.9 million for the year ended December 31, 2021 from $9.6 million for the year ended December 31, 2020. This was primarily due to an increase of $6.4 million in employee-related costs, inclusive of non-cash stock compensation expense, partially offset by $1.0 million in cost savings related to the application of research grant proceeds.

Total research and development employee headcount increased to 57 employees as of December 31, 2021, as compared to 38 employees as of December 31, 2020.

Clinical operations expenses

Clinical operations expenses increased by $5.0 million, or 116.2%, to $9.4 million for the year ended December 31, 2021 from $4.3 million for the year ended December 31, 2020. This was primarily due to an increase of $3.6 million in employee-related costs, inclusive of non-cash stock compensation expense, and a $0.9 million increase in provider recruiting costs.

Total clinical operation employee headcount increased to 31 employees as of December 31, 2021, as compared to 21 employees as of December 31, 2020.

Sales and marketing expenses

Sales and marketing expenses increased by $52.9 million, or 111.0%, to $100.6 million for the year ended December 31, 2021 from $47.7 million for the year ended December 31, 2020. The increase in sales and marketing expenses primarily consisted of a $38.4 million increase in direct marketing and promotional costs and a $10.6 million increase in employee-related costs inclusive of commissions and non-cash stock compensation expense.

Total sales and marketing employee headcount increased to 84 employees as of December 31, 2021, as compared to 61 employees as of December 31, 2020.

General and administrative expenses

General and administrative expenses increased by $24.6 million, or 240.9% , to $34.8 million for the year ended December 31, 2021 from $10.2 million for the year ended December 31, 2020. This was primarily due to an increase of $19.5 million in employee-related costs inclusive of non-cash stock compensation expense of which $10.1 million related primarily to the Closing of the Business Combination, a $3.1 million increase in consulting and professional fees, and a $1.7 million increase in insurance costs.

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

Total general and administrative employee headcount increased to 37 employees as of December 31, 2021, as compared to 18 employees as of December 31, 2020.

Financial income (expense), net

Financial income, net was $31.2 million for the year ended December 31, 2021, compared to financial expense, net of $0.4 million for the year ended December 31, 2020. The change in financial income (expense), net was primarily driven by gains resulting from the revaluation of warrant liabilities during the year ended December 31, 2021, partially offset by $4.2 million in warrant issuance costs related to the Closing of the Business Combination.

Taxes on income

Taxes on income were minimal for the years ended December 31, 2021 and 2020.

Year Ended December 31, 2020 Compared to December 31, 2019

For a detailed discussion of the results for the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Form S-1 Registration Statement, filed on July 2, 2021.

Liquidity and Capital Resources

Prior to the completion of the Business Combination, we have historically financed our operations and working capital through periodic issuances of convertible preferred stock. As a result of the Business Combination, we received $249.3 million in proceeds after the payment of transaction costs.

As of December 31, 2021, we had $198.3 million of cash and cash equivalents, which were held to finance our operations and support a variety of growth initiatives and investments. We had no debt as of December 31, 2021 or December 31, 2020 and expect to generate operating losses for the foreseeable future.

Our primary cash needs are to fund operating activities and invest in technology development. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, the timing and extent of investments to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of virtual behavioral services. Additionally, we may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies.

We currently anticipate to be able to fund our cash needs for at least the next twelve months using available cash and cash equivalent balances as of December 31, 2021. However, in the future we may still require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary consolidated cash flow information for the periods presented:

	For the Years Ended December 31,
	2021	2020
(in thousands)
Net cash used in operating activities	$(65,711)	$(15,175)
Net cash used in investing activities	(663)	(11,303)
Net cash provided by financing activities	251,382	94
Net increase (decrease) in cash and cash equivalents	$185,008	$(26,384)

Operating Activities

Net cash used in operating activities was $65.7 million and $15.2 million for the year ended December 31, 2021 and 2020, respectively. The increase in net cash used in operating activities was driven primarily by the negative impact from a higher net loss and unfavorable changes in working capital during the year ended December 31, 2021 compared to the year ended December 31, 2020. The higher net loss for the year ended December 31, 2021 was driven by higher investments in direct marketing and promotional costs to support future growth, partially offset by the additional gross profit generated from increased revenue. The unfavorable changes in working capital were driven primarily by higher payments on our payable balances and unfavorable timing on collections of receivables compared to prior year.

Investing Activities

Net cash used in investing activities was $0.7 million for the year ended December 31, 2021, compared to $11.3 million for the year ended December 31, 2020. The change was driven primarily by the acquisition of Lasting in November 2020. The activity for the year ended December 31, 2021 relates to the purchases of computer equipment to support increased headcount.

Financing Activities

Net cash provided by financing activities was $251.4 million and $0.1 million for the year ended December 31, 2021 and 2020, respectively. The increase was driven primarily by $249.3 million in proceeds, net of the payment of transaction costs, as a result of the closing of the Business Combination.

Contractual Obligations, Commitments and Contingencies

As of December 31, 2021, we did not have any short-term or long-term debt, capital lease obligations, long-term operating lease obligations, or long-term liabilities.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment evolves.

Changes in estimates are made when circumstances warrant. Such changes in estimates are reflected in the reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, revenue reserves, business combinations, goodwill and intangible assets, warrant liabilities and stock-based compensation.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the significant areas involving management’s judgments and estimates.

Revenue Recognition

We were an early adopter of the requirements of the new revenue recognition standard, known as ASC 606, effective January 1, 2018, which utilizes the modified retrospective method of transition. Revenue is recognized upon satisfaction of our performance obligation to provide virtual behavioral healthcare services, which occur over time, when our customers have access to our platform and services. The Company also contracts with health insurance organizations to provide its therapy services to their eligible insured members, revenue is recognized at a point in time, as virtual therapy session is rendered. Revenue is recognized in an amount that reflects the consideration that we expect to receive in exchange for the services we provide.

The Company elected to use the practical expedient and recognize the incremental costs of obtaining contracts as an expense since the amortization period of the assets that the Company otherwise would have recognized is one year or less.

Deferred Revenue

The deferred revenue balance consists of payments received from customers for which revenues have not yet been earned and recognized according to the criteria described above. The Company recognizes deferred revenues as revenues in the statement of operations and comprehensive loss once performance obligations have been performed and satisfied.

Revenue Reserves

Revenue reserves relate primarily to allowances for balances which collection is uncertain and estimated refunds. Account receivables are recorded at the invoiced amount and amounts for which revenue has been recognized but not invoiced, net of the impact from revenue reserves. Revenue reserves are based on the Company’s assessment of historical collection experience. The Company regularly reviews the adequacy of its reserve based on a combination of factors, including an assessment of the current customer’s aging balance, the nature of the balance and any receivables in dispute. The Company accrues for estimated refunds in the period in which the related revenue is recognized. Revenue reserves are recorded as a reduction against revenue when identified.

Business Combination

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

o
Old Talkspace’s shareholders represent a relative majority of the voting rights in the Company and have the ability to nominate the members of the board of directors for the Company;

o
Old Talkspace’s operations prior to the acquisition represent the ongoing operations of the Company; and

o
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

Warrant liabilities

In connection with the consummation of the Business Combination, the Company acquired Private Placement Warrants from HEC. Additionally, there were Private Placement Warrants that were issued related to the closing of the Forward Purchase Agreement with the HEC Fund. The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within financial income (expense), net in the consolidated statement of operations and comprehensive loss. The Private Placement Warrants were valued using the Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was estimated to be approximately 67.8% as of December 31, 2021.

Stock-based Compensation

We account for stock-based compensation in accordance with ASC No. 718, “Compensation—Stock Compensation.” which requires equity-based awards to be measured at fair value on the grant date and the resulting compensation cost to be recognized over the requisite service period.

ASC No. 718 requires companies to estimate the fair value of stock options awards using an option-pricing model. We have selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for our stock-options awards. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon similar traded companies’ historical share price movements as adequate historical experience is not available to provide a reasonable estimate. Expected term is calculated based on the simplified method as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is calculated based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. We have historically not paid dividends and have no foreseeable plans to pay dividends. We recognize forfeitures of awards as they occur.

Determination of Fair Value of our Common Stock prior to the Business Combination

Due to the absence of an active market for our shares of common stock prior to the Business Combination, the grant-date fair market value of the common shares underlying stock options was historically determined by management with the assistance of third-party valuation specialists and approved by the Company’s board of directors. Because there was no public market for the Company’s common shares, the Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included important developments in the Company’s operations, the prices at which the Company sold shares of its convertible preferred shares, the rights, preferences and privileges of the Company’s convertible preferred shares relative to those of the Company’s common shares, actual operating results, financial performance and the lack of marketability of the Company’s common shares.

See Note 2, “Summary of Significant Accounting Policies and Estimates” in the notes to the consolidated financial statements for additional information regarding the Company’s critical accounting policies and estimates.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies and Estimates” in the notes to the consolidated financial statements for information regarding recent accounting developments and their impact on our results.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $198.3 million and $13.2 million as of December 31, 2021 and December 31, 2020, respectively. Cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Talkspace, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Talkspace Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuations of Private Warrant Liability and Stock Options
Description of the Matter

As discussed in Notes 8 and 13 to the consolidated financial statements, the fair value of the Private Warrant Liability (“Warrant”) as of December 31, 2021 totaled $4.1 million and the fair value adjustments for the Warrant during the year ended December 31, 2021 totaled $36.0 million. In addition, the grant date fair value of the Stock Options (“Options”) granted during the year ended December 31, 2021 totaled $30.4 million, and the unrecognized compensation expense related to the Options as of this date totaled $17.4 million. The Warrant and Options were valued using a Black-Scholes model that utilized various assumptions, including term, stock price, volatility, risk free rate and dividend yield. The volatility assumption was the most critical assumption as it had a significant effect on the fair value of the Warrant and the grant date fair value of the Options and the correlated compensation expense. The volatility assumption was calculated mainly using the equity volatilities of guideline public companies, which were selected based on the similarity of their operations and duration to that of the Company.

Auditing the fair value of the Warrant and the Options were complex due to the highly judgmental nature of selecting appropriate model assumptions, especially the guideline public companies used to determine the critical volatility assumption used in the calculation of the grant date fair value and the correlated recognition of compensation expense.

How We Addressed the Matter in Our Audit

To test the fair value of the Warrant and the Options, our audit procedures included, among others, assessing the appropriateness of the use of the Black-Scholes model and accuracy of the underlying calculation, including testing the assumptions used to calculate the fair value of the Warrant and the grant date fair value of the Options. We compared the term, stock price, risk free rate and dividend yield to readily available information as of the valuation dates for each reporting period. For the critical volatility assumption, we assessed the suitability of the guideline public companies used based on the similarity of their operations and duration to that of the Company. We compared the equity volatilities of the guideline public companies used in the estimate to actual stock price performance, we developed an independent range of volatility based on the cumulative volatilities of the guideline public companies adjusted for the relative size of the Company as compared to the guideline public companies. We involved our specialists to assist us with evaluating the Black-Scholes model, as well as to perform comparative range calculations using the assumptions previously discussed. We have also evaluated the appropriateness of the related disclosures included in Note 8 and 13 to the consolidated financial statements.

Kost Forer Gabbay & Kasierer

A Member of EY Global

We have served as the Company’s auditor since 2014.

Tel-Aviv, Israel

February 25, 2022

TALKSPACE, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$198,256	$13,248
Accounts receivable, net of allowance of $4,918 and $824 as of December 31, 2021 and 2020, respectively	5,512	5,914
Other current assets	9,562	1,515
Total current assets	213,330	20,677
Property and equipment, net	624	175
Deferred issuance cost	—	692
Intangible assets, net	3,436	5,195
Goodwill	6,134	6,134
Other long-term assets	82	—
Total assets	$223,606	$32,873
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$7,429	$7,901
Deferred revenues	7,186	5,172
Accrued expenses and other current liabilities	12,562	7,416
Total current liabilities	27,177	20,489
Warrant liabilities	4,070	—
Other long-term liabilities	86	—
Total liabilities	31,333	20,489
Commitments and contingencies (Note 9)
CONVERTIBLE PREFERRED STOCK:
Convertible preferred stock (Series Seed, Seed-1, Seed-2, A, B, C and D) of $0.0001 par value — Authorized: 0 and 95,709,146 shares at December 31, 2021 and 2020, respectively; Issued and outstanding: 0 and 94,582,550 shares at December 31, 2021 and 2020, respectively (1)	—	111,282
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock of $0.0001 par value — Authorized: 1,000,000,000 and 129,397,278 shares at December 31, 2021 and 2020, respectively; Issued and outstanding: 152,862,447 and 13,413,431 shares at December 31, 2021 and 2020, respectively (1)	15	1
Additional paid-in capital (1)	363,788	9,889
Accumulated deficit	(171,530)	(108,788)
Total stockholders’ equity (deficit)	192,273	(98,898)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$223,606	$32,873

(1)
Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination” in the notes to the consolidated financial statements for further details.

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

U.S. dollars in thousands (except share and per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenues	$113,671	$76,190	$38,178
Cost of revenues	46,899	26,353	18,042
Gross profit	66,772	49,837	20,136
Operating expenses:
Research and development, net	15,919	9,583	11,997
Clinical operations	9,365	4,332	4,672
Sales and marketing	100,641	47,705	27,536
General and administrative	34,770	10,199	5,359
Total operating expenses	160,695	71,819	49,564
Operating loss	93,923	21,982	29,428
Financial (income) expense, net	(31,228)	364	(350)
Loss before taxes on income	62,695	22,346	29,078
Taxes on income	47	24	8
Net loss	62,742	22,370	29,086
Other comprehensive income (loss)	—	—	—
Comprehensive loss	62,742	22,370	29,086
Net loss per share (1):
Basic and diluted net loss per share	$0.72	$1.67	$2.29
Weighted average number of common shares used in computing basic and diluted net loss per share (1)	86,775,948	13,359,350	12,721,426

(1)
Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination” in the notes to the consolidated financial statements for further details.

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share and per share data)

	Convertible Preferred Stock (1)		Common Stock (1)
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional paid-in capital (1)	Accumulated deficit	Total
Balance as of January 1, 2019	73,424,071	$60,078	11,713,491	$1	$3,117	$(57,332)	$(54,214)
Issuance of series D convertible preferred stock, net of issuance costs	21,158,479	51,204	—	—	—	—	—
Exercise of stock options	—	—	1,510,181	*	297	—	297
Stock-based compensation	—	—	—	—	3,404	—	3,404
Net loss	—	—	—	—	—	(29,086)	(29,086)
Balance as of December 31, 2019	94,582,550	111,282	13,223,672	1	6,818	(86,418)	(79,599)
Exercise of stock options	—	—	189,759	*	94	—	94
Stock-based compensation	—	—	—	0	2,977	—	2,977
Net loss	—	—	—	0	—	(22,370)	(22,370)
Balance as of December 31, 2020	94,582,550	111,282	13,413,431	1	9,889	(108,788)	(98,898)
Exercise of stock options	—	—	3,627,127	*	2,098	—	2,098
Restricted stock units vested, net of tax			282,415	*	(491)	—	(491)
Stock-based compensation	—	—	—	—	27,405	—	27,405
Issuance of warrants	—	—	—	—	125	—	125
Common stock issued related to exercise of warrants	—	—	98,871	*	609	—	609
Acquisition of warrants	—	—	—	—	27,945	—	27,945
Preferred stock conversion	(94,582,550)	(111,282)	94,582,550	10	111,272	—	111,282
Issuance of common stock in connection with Business Combination and PIPE offering, net of issuance costs	—	—	40,858,053	4	184,936	—	184,940
Net loss	—	—	—	—	—	(62,742)	(62,742)
Balance as of December 31, 2021	—	$—	152,862,447	$15	$363,788	$(171,530)	$192,273

* Represents an amount lower than $1

(1)
Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination” in the notes to the consolidated financial statements for further details.

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(62,742)	$(22,370)	$(29,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,973	379	59
Amortization of debt issuance costs	175	—	—
Warrant issuance cost and change in fair value	(31,784)	—	—
Stock-based compensation	27,405	2,977	3,404
Decrease (increase) in accounts receivable	402	(5,017)	(840)
Increase in other current assets	(8,053)	(695)	(216)
Increase in accounts payable	503	2,561	3,277
Increase in deferred revenues	2,014	2,028	1,193
Increase in accrued expenses and other current liabilities	4,396	4,962	1,017
Net cash used in operating activities	(65,711)	(15,175)	(21,192)

Cash flows from investing activities:
Purchase of property and equipment	(663)	(126)	(138)
Acquisition of business	—	(10,685)	—
Purchase of an intangible asset	—	(939)	—
Proceeds from restricted long-term bank deposit	—	447	—
Net cash used in investing activities	(663)	(11,303)	(138)

Cash flows from financing activities:
Proceeds from reverse capitalization, net of transaction costs	249,334	—	—
Proceeds from issuance of convertible preferred stock, net	—	—	51,204
Proceeds from borrowings	6,000	—	—
Repayment of borrowings	(6,000)	—	—
Payment of debt issuance costs	(50)	—	—
Proceeds from exercise of stock options	2,098	94	297
Net cash provided by financing activities	251,382	94	51,501
Net increase (decrease) in cash and cash equivalents	185,008	(26,384)	30,171
Cash and cash equivalents at the beginning of the year	13,248	39,632	9,461
Cash and cash equivalents at the end of the year	$198,256	$13,248	$39,632

Supplemental cash flow data:
Cash paid during the year for interest	$538	$37	$45

Non-cash financing activity:
Employee taxes withheld related to restricted stock units vested	$491	$—	$—
Deferred issuance cost on credit	$—	$692	$—
Conversion of preferred stock to common stock	$111,282	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

Notes to Consolidated Financial Statements

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

Talkspace was originally incorporated as Hudson Executive Investment Corp. (“HEC”), a special purpose acquisition company, in Delaware on October 30, 2019 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization or other similar business combination with one or more businesses or entities.

On January 12, 2021, HEC, entered into an Agreement and Plan of Merger, dated as of January 12, 2021 (the “Merger Agreement”), with Groop Internet Platform, Inc. (“Old Talkspace”), Tailwind Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of HEC (“First Merger Sub”), and Tailwind Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”). On June 22, 2021, as contemplated by the Merger Agreement, First Merger Sub merged with and into Old Talkspace (the “First Merger”) with Old Talkspace surviving the First Merger, and immediately following the First Merger and as part of the same overall transaction as the First Merger, Old Talkspace merged with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of HEC (the “Second Merger” and, together with the First Merger, the “Business Combination”). In connection with the Business Combination, HEC filed the Certificate of Incorporation and changed its name to “Talkspace, Inc.”.

See Note 3, “Business Combination” in the notes to the consolidated financial statements for further details.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Use of Estimates

The preparation of consolidated financial statements, in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company evaluates its assumptions on an ongoing basis. The Company’s management believes that the estimates, judgment, and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Consolidation

The consolidated financial statements include the accounts of Talkspace, Inc. and its subsidiaries. The Company consolidates all subsidiaries in which it has a controlling financial interest. Intercompany transactions and balances have been eliminated upon consolidation.

Business Combination

The Company accounts for business combinations in accordance with ASC No. 805, “Business Combinations” (“ASC No. 805”). ASC No. 805 requires recognition of assets acquired, liabilities assumed, and any non-controlling interest at the acquisition date, measured at their fair values as of that date. The excess of the fair value of the purchase price over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Acquisition related costs are expensed to the statement of operations in the period incurred.

Financial statements in U.S. dollars

Most of the Company’s revenues and costs are denominated in United States dollar (“dollar”). The Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and each of its subsidiaries operate. Thus, the dollar is the Company’s functional and reporting currency.

Accordingly, non-dollar denominated transactions and balances have been re-measured into the functional currency in accordance with Accounting Standard Codification (“ASC”) 830, “Foreign Currency Matters”. All transaction gains and losses from the re-measured monetary balance sheet items are reflected in the statements of comprehensive loss as financial income or expenses, as appropriate.

Operating Segments

The Company operates its business in a single segment and as one reporting unit, which is how its chief operating decision maker, the Company’s Interim Chief Executive Officer, reviews financial performance and allocates resources. The majority of the Company’s operations are based in the United States.

Cash and cash equivalents

Cash equivalents are short-term unrestricted highly liquid investments that are readily convertible to cash and with original maturities of three months or less at acquisition.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers	33
Electronic equipment	15

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired.

ASC 350 requires goodwill to be tested for impairment at the reporting unit level at least annually or between annual tests under certain circumstances and written down when impaired. Goodwill is tested for impairment by comparing the fair value of the reporting unit with its carrying value.

ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If it does result in a more likely than not indication of impairment, the two-step impairment test is performed. Alternatively, ASC 350 permits an entity to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test.

Intangible Assets

Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis or accelerated method over the estimated useful lives of the assets. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. In case the Company reduces the estimated useful life for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life.

Impairment of long-lived assets and intangible assets subject to amortization

Property and equipment and intangible assets subject to amortization are reviewed for impairment in accordance with ASC No. 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were recorded during the years ended December 31, 2021, 2020 or 2019.

Revenue recognition

The Company recognizes revenues in accordance with ASC 606, “Revenue from Contracts with Customers”. As such, the Company identifies a contract with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to each performance obligation in the contract and recognizes revenues when (or as) the Company satisfies a performance obligation.

A contract with a customer exists only when the parties to the contract have approved it and are committed to perform their respective obligations, the Company can identify each party’s rights regarding the distinct services to be transferred (“performance obligations”), the Company can determine the transaction price for the services to be transferred, the contract has commercial substance and it is probable that the Company will collect the consideration to which it will be entitled in exchange for the services that will be transferred to the customer.

The Company is operating a virtual behavioral healthcare business that connects individuals and licensed therapists, psychologists and psychiatrists (“therapists”) with an online platform for one-on-one therapy delivered via messaging, audio and video. Individuals access the Company’s services through the Company’s website or mobile app.

Revenues are recognized when the Company satisfies its performance obligation to perform its defined contractual obligations to provide virtual behavioral healthcare services. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service rendered.

The Company provides its services directly to individuals, enterprises, health insurance organizations and employee assistance organizations. Subscription fees that derived from individuals are prepaid and recognized as services over the subscription period. Individuals may cancel their subscription at any time and will receive a pro-rata refund for the subscription price.

The Company contracts with enterprises to provide access to its therapist platform for their employees, primarily based on a per-member-per-month access fee model. Revenues from access fees are recognized ratably over the contractual term period. Contracts with enterprises are one or more years in length with the ability to provide 60 days advance notice prior to termination at each year mark during the term. On occasion and depending on the customer, the Company allows for an intra-year termination upon a 60-day or 90-day advance notice following the expiration of the contract’s first year.

The Company also contracts with health insurance and employee assistance (EAP) organizations to provide its therapy and psychiatry services to their eligible covered members. Revenue is recognized at a point in time, as virtual therapy or psychiatry session is rendered. Contracts with health insurance and EAP organizations include annual evergreen clauses and generally may be terminated by either party typically upon a minimum 30-day advance notice.

The Company elected to use the practical expedient and recognize the incremental costs of obtaining contracts as an expense since the amortization period of the assets that the Company otherwise would have recognized is one year or less.

Deferred Revenue

The Company records contract liabilities as deferred revenues, when it receives payments from customers before performance obligations have been performed and satisfied. The Company recognizes deferred revenues as revenues in the statement of operations and comprehensive loss once performance obligations have been performed and satisfied. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of reporting period. The Company anticipates that it will satisfy all of its performance obligations associated with the deferred revenue within the prospective fiscal year.

Cost of revenues

Cost of revenues consists of therapist payments and costs for cloud-based hosting and managing.

Operating expenses

Operating expenses consist of research and development, clinical operations, sales and marketing, and general and administrative expenses.

Research and development expenses

Research and development expenses include personnel and related expenses for software development and engineering, information technology infrastructure, security and privacy compliance and product development (inclusive of stock-based compensation for the Company’s research and development employees), third-party services and contractors related to research and development, information technology, software-related costs, and cost savings related to the application of research grant proceeds. Research grant proceeds for the years ending December 31, 2021 and 2020 were $1.2 million and $0.1 million, respectively. No research grant proceeds were received for the year ending December 31, 2019.

Software development expenses also include costs to develop software to be used solely to meet internal needs and applications used to deliver our services. These software development costs meet the criteria for capitalization once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Development costs that meet the criteria for capitalization were not material to date.

Clinical operations expenses

Clinical operations expenses are associated with the management of the Company’s network of therapists. Such costs consist of recruiting, credentialing, onboarding, training, performing ongoing quality assurance activities (inclusive of stock-based compensation for the Company’s clinical operations employees), costs of third-party services and contractors related to recruiting and training and software-related costs.

Sales and marketing expenses

Sales expenses consist primarily of employee-related expenses, including salaries, benefits, commissions, travel and stock-based compensation costs for the Company’s employees engaged in sales and account management.

Marketing expenses consist primarily of advertising and marketing expenses for consumer acquisition and engagement, as well as personnel costs, including salaries, benefits, bonuses, stock-based compensation expense for marketing employees and third-party services and contractors. Marketing expenses also include third-party software subscription services, third-party independent research, participation in trade shows, brand messaging and costs of communications materials that are produced for the Company’s clients to generate greater awareness and utilization of our platform among our health plan and enterprise clients.

Advertising costs are expensed when incurred and include all campaigns to the Company’s platform. For the years ended December 31, 2021, 2020 and 2019 advertising expenses were $69.3 million, $31.5 million and $18.9 million, respectively.

General and administrative expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense for the Company’s executive, finance, accounting, legal and human resources functions, as well as professional fees, occupancy costs, and other general overhead costs.

Concentrations of credit risks

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

The majority of the Company’s cash and cash equivalents are maintained in U.S. dollar. Generally, these cash and cash equivalents and deposits may be redeemed upon demand. Although the Company deposits its cash with multiple financial institutions in U.S. its deposits, at times, may exceed federally insured limits. Management believes that the financial institutions that hold the Company’s and its subsidiaries’ cash and cash equivalents are institutions with high credit standing, and accordingly, minimal credit risk exists with respect to these assets.

The Company’s accounts receivable are derived from sales to customers in the United States. Concentration of credit risk with respect to accounts receivable is limited by credit limits, ongoing credit evaluation and account monitoring procedures.

Revenue Reserves

Revenue reserves relate primarily to allowances for balances which collection is uncertain and estimated refunds. Account receivables are recorded at the invoiced amount and amounts for which revenue has been recognized but not invoiced, net of the impact from revenue reserves. Revenue reserves are based on the Company’s assessment of historical collection experience. The Company regularly reviews the adequacy of its reserve based on a combination of factors, including an assessment of the current customer’s aging balance, the nature of the balance and any receivables in dispute. The Company accrues for estimated refunds in the period in which the related revenue is recognized. Revenue reserves are recorded as a reduction against revenue when identified. Refer to Note 5, “Revenue Recognition” for further information.

No single customer represented 10% or more of total revenue during the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, one customer represents 16.8% of the accounts receivable balance. As of December 31, 2020, one customer represented 26.6% of the accounts receivable balance. As of December 31, 2019, three customers represented 25.7%, 12.6% and 10.8% of the accounts receivable balance.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718,“Compensation-Stock Compensation”, which requires compensation expenses to be recognized in the consolidated statements of operations and comprehensive loss at grant date fair value over the requisite service period of each of the awards. The Company recognizes forfeitures of awards as they occur.

The fair value of restricted stock units is measured as the grant-date closing price of the Company’s common stock. The fair value of stock options is determined using the Black-Scholes-Merton option pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon similar traded companies’ historical share price movements as adequate historical experience is not available to provide a reasonable estimate. Expected term is calculated based on the simplified method as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is calculated based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Company has historically not paid dividends and have no foreseeable plans to pay dividends.

Determination of Fair Value of our Common Stock prior to the Business Combination

Due to the absence of an active market for our shares of common stock prior to the Business Combination, the grant-date fair market value of the common shares underlying stock options was historically determined by management with the assistance of third-party valuation specialists and approved by the Company’s board of directors. Because there was no public market for the Company’s common shares, the Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included important developments in the Company’s operations, the prices at which the Company sold shares of its convertible preferred shares, the rights, preferences and privileges of the Company’s convertible preferred shares relative to those of the Company’s common shares, actual operating results, financial performance and the lack of marketability of the Company’s common shares.

Fair value of financial instruments

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

Income taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes". ASC 740 prescribes the use of an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently enacted tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time. Accrued interest and penalties are included within the related tax asset or liability in the accompanying financial statements.

The Company follows the provisions in ASC 740 and the guidance related to accounting for uncertainty in income taxes. The Company determines its uncertain tax positions based on a determination of whether and how much of a tax benefit taken in its tax filings or positions is more likely than not to be sustained upon examination by the relevant income tax authorities. The Company is subject to U.S. federal and state and Israeli income taxes with varying statutes of limitations. The Company is not currently under examination by any income tax authority, nor has it been notified that an examination is contemplated. The Company is no longer subject to U.S. federal, state or local income tax examinations by the tax authorities for years before 2018. The Israel subsidiary tax assessments filed by the Company through the 2015 are considered closed; tax years after 2015 remain open to examination due to the carryover of net operating losses. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.

As of December 31, 2021 and 2020 the Company did not record any provision for uncertain tax positions. The Company does not anticipate that the assessment will significantly increase or decrease within the next 12 months. No accrued interest or penalties were accrued as of December 31, 2021 and 2020.

Net loss per share

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to ordinary shareholders for the period to be allocated between shares of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. For the years ended December 31, 2020 and 2019, the Company considered its convertible preferred shares to be participating securities as the holders of the convertible preferred shares would be entitled to dividends that would be distributed to the holders of shares of common stock, on a pro-rata basis assuming conversion of all convertible preferred shares into shares of common stock.

These participating securities did not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the years ended December 31, 2020 and 2019 were not allocated to the Company’s participating securities.

The Company’s basic net loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of shares of common stock are anti-dilutive.

Recently Issued Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted. The amendments in this ASU are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 and the adoption did not have a significant impact on its consolidated financial statements or related disclosures.

In May 2021, the FASB issued ASU 2021-04—Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies and reduces diversity in accounting for modifications or exchanges of freestanding equity-written call options that remain equity classified after modifications or exchanges based on the substance of the transactions. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2022 and the adoption did not have an impact on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

ASU 2016-02, “Leases” (Topic 842 )

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU clarifies the definition of a lease and requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term. The Company adopted ASC 842 on January 1, 2021 and did not restate comparative periods. In addition, the Company elected the available practical expedients discussed below on adoption.

The Company determines if an arrangement is a lease at inception. Lease classification is governed by five criteria in ASC 842-10-25-2. If any of these five criteria is met, the Company classifies the lease as a finance lease. Otherwise, the Company classifies the lease as an operating lease. As of December 31, 2021, all arrangements were classified as operating leases.

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

The Company does not currently have any leases with terms in excess of 12 months. The Company adopted this ASU with no impact on its consolidated financial statements or related disclosures.

NOTE 3. BUSINESS COMBINATION

On June 22, 2021, the Company completed the Business Combination pursuant to the Merger Agreement dated January 12, 2021. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, HEC who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Old Talkspace issuing stock for the net assets of HEC, accompanied by a recapitalization. The net assets of HEC are stated at historical cost, with no goodwill or other intangible assets recorded.

Old Talkspace was determined to be the accounting acquirer based on the following predominant factors:

o
Old Talkspace’s shareholders represent a relative majority of the voting rights in the Company and have the ability to nominate the members of the board of directors for the Company;

o
Old Talkspace’s operations prior to the acquisition represent the ongoing operations of the Company; and

o
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

Upon the closing of the Business Combination, among other things, all shares of Old Talkspace’s Common Stock, par value $0.001 per share (the “Old Talkspace Common Stock”), all shares of Old Talkspace’s Series Seed Preferred Stock, par value $0.001 per share, Series Seed-1 Preferred Stock, par value $0.001 per share, Series Seed-2 Preferred Stock, par value $0.001 per share, Series A Preferred Stock, par value $0.001 per share, Series B Preferred Stock, par value $0.001 per share, Series C Preferred Stock, par value $0.001 per share and Series D Preferred Stock, par value $0.001 per share (collectively, the “Old Talkspace Preferred Stock” and, together with the Old Talkspace Common Stock, the “Old Talkspace Capital Stock”) and all vested options exercisable for Old Talkspace Common Stock (“Old Talkspace Vested Options”) outstanding as of immediately prior to Closing were cancelled or assumed, as applicable, and converted into the right to receive, at the election of the holders thereof, a number of shares of Talkspace’s Common Stock, par value $0.0001 per share (the “Talkspace common stock”) (or, with respect to holders of Old Talkspace Vested Options, a number of vested options exercisable for Talkspace common stock “Talkspace Vested Options”) or a combination of shares of Talkspace common stock and cash (or, with respect to holders of Old Talkspace Vested Options, a combination of Talkspace Vested Options and cash), in each case, as adjusted pursuant to the Merger Agreement, which, in the aggregate with the unvested options exercisable for Old Talkspace Common Stock assumed by Talkspace and converted into unvested options exercisable for Talkspace common stock, equaled approximately $199.3 million in cash and 109,461,534 shares of Talkspace common stock (at a deemed value of $10.00 per share). The 109,461,534 shares consisted of 91,473,779 shares issued to holders of Old Talkspace capital stock and 17,987,755 options to purchase Talkspace common stock issued to holders of Old Talkspace stock options. The exchange ratio of 1.134140 was used to convert Old Talkspace capital stock and stock options into Talkspace capital stock and stock options.

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

▪
in whole and not in part;
▪
at a price of $0.01 per warrant;
▪
upon a minimum of thirty (30) days’ prior written notice of redemption, or the thirty (30)-day redemption period, to each warrant holder; and
▪
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

The Company determined the Public Warrants met the criteria to be classified as equity in accordance with ASC 815-40. The Company valued these warrants using the instrument’s publicly listed trading price on the date of acquisition or issuance, where applicable, and included $27.9 million related to these warrants in additional paid-in capital within stockholder’s equity.

The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40. As of December 31, 2021, the Company included $4.1 million within warrant liabilities in the accompanying consolidated balance sheets. See Note 8, “Fair Value Measurement” in the notes to the consolidated financial statements for further details.

NOTE 4. ACQUISITION

On November 1, 2020, the Company completed an acquisition of Lasting, an app-based subscription for relationship and couple counseling for a total cash consideration of $10.7 million. In addition, the Company entered into a non-competition agreement for a total consideration of $0.9 million, which was recorded as an intangible asset and amortized over a period of 3.17 years.

Purchase price allocation

Under business combination accounting principles, the total purchase price was allocated to Lasting’s intangible assets based on their estimated fair values. The excess of the purchase price over the identifiable intangible assets was recorded as goodwill.

The purchase price allocation for the acquisition has been determined as follows:

(in thousands)	Fair Value	Amortization period (years)
Intangible assets:
Technology	$3,201	7.17
Customer relationship	1,350	1.33
Goodwill	6,134	infinite
Total purchase price	$10,685

In performing the purchase price allocation, the Company considered, among other factors, analysis of historical financial performance, the best use of the acquired assets and estimates of future performance of Lasting’s operations. In its allocation, applying the income approach, the Company determined the fair values of the Lasting technology and the non-competition agreement. The acquired customer relationship was determined based on the cost approach.

Pro forma results of operations related to this acquisition have not been prepared because they are not material to the Company’s consolidated statements of operations and comprehensive loss.

NOTE 5. REVENUE RECOGNITION

The Company is operating a virtual behavioral healthcare business that connects individuals and licensed therapists, psychologists and psychiatrists with an online platform for one-on-one therapy delivered via messaging, audio and video. Individuals access the Company’s services through the Company’s website or mobile app. The Company generates revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to its therapy platform as well as supplementary a la carte offerings, payments from members and their respective insurance companies and annually contracted platform access fees from enterprise clients for the delivery of therapy services to their members or employees.

The following table presents the Company’s revenues disaggregated by revenue source:

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Revenues from sales to unaffiliated customers:
Consumers	$74,757	$61,586	$35,438
Commercial	38,914	14,604	2,740
Total	$113,671	$76,190	$38,178

During the years ended December 31, 2021, 2020 and 2019, over 90% of the Company’s revenue was generated from customers located in the United States.

Accounts Receivable and Revenue Reserves

Revenue reserves are deducted from accounts receivable to present the net amount expected to be collected. As of December 31, 2021, revenue reserves mainly relate to allowances for accounts receivable balances from health insurance and EAP organizations. As of December 31, 2021, the balance of receivables related to these customers was $6.4 million and the revenue reserves against these receivables was $4.9 million, of this amount $1.1 million is related to aged balances prior to 2021.

The following table presents activity for revenue reserves for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
(in thousands)	2021	2020
Beginning balance	$824	$—
Additions and other adjustments	4,094	824
Ending balance	$4,918	$824

Deferred Revenue

The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. Total deferred revenue was $7.2 million and $5.2 million for the years ended December 31, 2021 and 2020, respectively. The Company recognizes deferred revenues as revenues in the statement of operations and comprehensive loss once performance obligations have been performed and satisfied. The Company expects to satisfy all performance obligations associated with the deferred revenue within one year or less.

Contract Costs

The Company elected to use the practical expedient and recognize the incremental costs of obtaining contracts as an expense since the amortization period of the assets that the Company otherwise would have recognized is one year or less.

NOTE 6. GOODWILL

The Company has goodwill of $6.1 million as a result of its acquisition of Lasting on November 1, 2020, an app-based subscription for relationship and couple counseling. The Company operates as one reporting unit and the fair value of the reporting unit is estimated using quoted market prices in active markets of the Company’s stock. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s annual goodwill impairment test resulted in no impairment charges for the year ended December 31, 2021. No impairment test was performed for the year ended December 31, 2020 as the acquisition was completed in November 2020, as such no impairment charges were recognized for the year ended December 31, 2020.

NOTE 7. INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following:

	For the Years Ended December 31,
(in thousands)	2021	2020
Intangible assets with finite lives:
Acquired technology	$3,201	$3,201
Customer relationship	1,350	1,350
Non-Competition agreement	939	939
	5,490	5,490
Accumulated amortization:
Acquired technology	522	75
Customer relationship	1,186	170
Non-Competition agreement	346	50
	2,054	295
Intangible assets, net	$3,436	$5,195

Amortization expense for intangible assets was $1.8 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. Amortization related to intangible assets for acquired technology was included in cost of revenues and amortization related to intangible assets for customer relationships was included in sales and marketing expenses in the Company’s consolidated statement of operations and comprehensive loss for the periods presented.

Future amortization that will be charged to expense over the remaining life of the intangible assets as of December 31, 2021 is as follows:

December 31,	In thousands
2022	$907
2023	743
2024	446
2025	446
2026 and thereafter	894
$3,436

NOTE 8. FAIR VALUE MEASUREMENT

The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the relatively short-term nature of the underlying assets. The Company’s Private Placement Warrants are carried at fair value with changes in fair value recognized in earnings each period.

The Private Placement Warrants acquired in connection with the consummation of the Business Combination are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within financial income (expense), net in the consolidated statement of operations and comprehensive loss. The Private Placement Warrants were valued using the Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was estimated to be approximately 67.8% as of December 31, 2021. For the year ended December 31, 2021, the Company had gains related to the revaluation of the Private Placement Warrants of $36.0 million.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	December 31, 2021	December 31, 2020
Liabilities:
Warrant liability – Private Placement Warrants	3	$4,070	$—
Warrant liability – warrants to purchase Old Talkspace’s preferred D shares	3	—	444

The following table presents the changes in the fair value of warrant liabilities during the year ended December 31, 2021:

(in thousands)	Private Placement	Old Talkspace Warrants
Balance at December 31, 2020	$—	$444
Acquired in Business Combination	32,399	—
Issued in connection with closing of the Forward Purchase Agreement	7,879	—
Change in value	(36,208)	165
Converted into equity	—	(609)
Balance at December 31, 2021	$4,070	$—

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

NOTE 9. COMMITMENTS AND CONTINGENT LIABILITIES

Lease commitments

The Company does not currently have any leases with terms in excess of 12 months. Since terminating our prior office lease in New York City in August 2020, we currently have no permanent physical office space and the majority of our employees are working remotely. In August 2021, the Company entered into a temporary short-term co-working space agreement in New York City which expires in February 2022 and will not be renewed.

We have limited operations outside the United States. As of December 31, 2021, we have one foreign subsidiary located in Israel which leases its operating facilities under a non-cancelable short-term operating lease agreement, which expired in July, 2021 and renews monthly on the first day of every month.

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

Rent expenses under these operating leases for the years ended December 31, 2021, 2020 and 2019 were $0.1 million, $0.5 million and $0.6 million, respectively.

Litigation

The Company is and may in the future be involved in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, currently, the Company believes that the likelihood of any material adverse impact on the Company’s consolidated results of operations, cash flows or our financial position for any such litigation or claims is remote. Regardless of the outcome, litigation can have an adverse impact on the Company because of the costs to defend lawsuits, diversion of management resources and other factors.

Between January 7, 2022, and January 31, 2022, the Company and certain of its current and former officers and directors were named as defendants in two putative securities class action complaints in the United States District Court for the Southern District of New York (the “Securities Actions”): (1) Baron v. Talkspace et al., No. 22-cv-00163 (S.D.N.Y.) and (2) Valdez v. Talkspace et al., No. 22-cv-00840 (S.D.N.Y.). The Securities Actions both asserted violations of sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder. The Valdez action asserted additional claims under sections 10(b) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The Securities Actions generally relate to public disclosures and statements by the Company in connection with the Business Combination that plaintiffs allege contained material misstatements and omissions regarding the Company’s business, financial conditions, and growth prospects. The complaints seek, among other things, damages on behalf of all members of the proposed class.

On February 10, 2021, two purported shareholders of HEC filed actions against HEC and the members of HEC’s board of directors relating to the Business Combination. In each case, the shareholders allege a variety of disclosure deficiencies in HEC’s proxy statement/prospectus and seek disclosures of additional information. The alleged omissions generally relate to (i) certain financial projections; (ii) certain valuation analyses performed by HEC; and (iii) alleged conflicts of interest. Plaintiffs sought to enjoin the shareholder vote on the Business Combination unless and until HEC disclosed the allegedly omitted material information summarized above. The plaintiffs also seek damages and attorneys’ fees. On June 29, 2021, one of the plaintiffs dismissed their complaint; the other remains pending.

We cannot predict the outcome of the lawsuits, nor can we predict the amount of time and expense that will be required to resolve the lawsuits and demand letter. We believe that the lawsuits and demand letter are without merit and intends to vigorously defend against them.

In addition to the foregoing, from time-to-time, the Company is party to various legal proceedings, claims and litigation that arise in the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Accruals for loss contingencies are recorded when a loss is probable, and the amount of such loss can be reasonably estimated.

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

NOTE 10. BORROWING ARRANGEMENTS

On March 15, 2021, Talkspace entered into a credit and security agreement (the “Credit Agreement”) by and among, Talkspace and Talkspace Network LLC, as borrowers (each and collectively, jointly and severally, “Borrower”) and JPMorgan Chase Bank, N.A. and the other loan parties party thereto to provide Borrower with a term loan of up to $15.0 million, which was available to be drawn in a period of twelve months. The term loan will be required to be repaid within thirty-six months, beginning twelve months from the effective date of the Credit Agreement. In addition, under the Credit Agreement, the Borrower was provided with a credit line of up to $5.0 million, available for a period of two years from the effective date of the Credit Agreement. Under the Credit Agreement, Borrower was required to maintain certain covenants as detailed in the agreement. In May 2021, the Company borrowed $6.0 million under the Credit Agreement to provide for additional liquidity. This amount was repaid in June 2021. In June 2021, the Company terminated the Credit Agreement.

In accordance with the Credit Agreement entered into on March 15, 2021, the Company issued a warrant (the “Warrant”) to JPMorgan Chase Bank, N.A. to purchase 114,454 shares at an exercise price of $0.01 per share. In accordance with the terms of the Warrant, the Warrant was cancelled during June 2021.

During the year ended December 31, 2021, the Company recorded debt issuance costs of $0.2 million, which comprised of $0.1 million in upfront fees and $0.1 million for the issued warrant. These costs were fully amortized through the termination of the Credit Agreement.

NOTE 11. CAPITAL STOCK

The Company’s authorized capital stock consists of (a) 1,000,000,000 shares of common stock, par value $0.0001 per share; and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2021, there were 152,862,447 shares of common stock issued and outstanding. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Prior to the Business Combination, Old Talkspace’s convertible preferred stock consisted of the following:

	December 31, 2020
(in thousands except share and per share data)	Issue Price	Shares Authorized (1)	Shares Issued and Outstanding(1)	Net Carrying Value	Aggregate Liquidation Preference
Seed	$0.3275	3,895,772	3,895,771	$1,112	$1,125
Seed-1	0.3036	8,860,187	8,860,185	2,340	2,372
Seed-2	0.3624	3,755,433	3,755,433	1,150	1,200
Series A	0.5842	18,163,165	18,163,165	9,316	9,356
Series B	1.0413	16,718,570	16,337,364	14,934	15,000
Series C	1.5839	22,412,141	22,412,141	31,226	31,300
Series D	2.7515	21,903,878	21,158,491	51,204	51,332
Total		95,709,146	94,582,550	$111,282	$111,685

(1)
Shares authorized and shares issued and outstanding have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination” in the notes to the consolidated financial statements for further details.

The terms for the preferred stock provided that each share shall automatically be converted into shares of common stock at the then effective conversion price for such share immediately upon either (i) the closing of the sale of shares of common stock to the public at a price of at least $4.8151 per share (before deduction of the underwriting discount and commissions and subject to appropriate adjustments), in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $50.0 million of proceeds, before deduction of the underwriting discount and commissions, to the Company, (ii) the closing of the sale of shares of common stock to the public in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, that is approved by the holders of at least a majority of the then outstanding shares of senior preferred stock, which shall include the holders of 55% of the outstanding shares of series D preferred stock, or (iii) the affirmative vote or written consent of the holders of at least a majority of the then outstanding shares of senior preferred stock, voting together as a single class and on an as-converted basis, which (A) shall include the holders of a majority of the outstanding shares of each of the series C preferred stock and series D preferred stock, if such conversion is not made in connection with a deemed liquidation event, and (B) shall include the holders of at least 70% of the outstanding shares of series C preferred stock and the holders of 55% of the outstanding shares of series D preferred stock, if such conversion is made in connection with a deemed liquidation event.

As a result of the Business Combination, all of the shares of preferred stock were converted into common stock.

NOTE 12. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31,
(in thousands)	2021	2020
Computer equipment and software	$926	$263
Less accumulated depreciation	(302)	(88)
Property and equipment, net	$624	$175

Depreciation expense, included in general and administrative expense in the consolidated statement of operations and comprehensive loss, was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 13. SHARE-BASED COMPENSATION

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

An aggregate of 15,875,574 shares of Talkspace common stock were available for issuance under the 2021 Plan. The maximum number of shares of Talkspace common stock that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Plan is 100,000,000. The aggregate share limit under the 2021 Plan is subject to an annual increase on the first day of each calendar year beginning January 1, 2022 and ending on and including January 1, 2031 by a number of shares equal to the lesser of (i) a number equal to 5% of the aggregate number of shares of Talkspace common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Talkspace common stock as is determined by the Talkspace board of directors. As of December 31, 2021, the number of shares available under the 2021 Plan but not yet awarded, was 8,806,534.

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

As of December 31, 2021, an aggregate of 3,045,115 shares of Talkspace common stock were available for issuance under the 2021 ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of Talkspace common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Talkspace common stock as determined by the Talkspace board of directors. The maximum number of shares of Talkspace common stock that may be granted under the 2021 ESPP is 50,000,000.

All stock-based awards are measured based on the grant date fair value and are generally recognized on a straight-line basis in the Company’s consolidated statement of operations and comprehensive loss over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period).

Stock Options

Stock options issued under the Plans generally vest over a four-year period and are exercisable a maximum period of ten years. A summary of the Company’s stock option activity under the 2014 Plan and the 2021 Plan for the year ended December 31, 2021 is as follows:

	Year ended December 31, 2021 (1)
	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (2) (in thousands)
Outstanding at beginning of year	20,525,332	$0.71	6.76	$153,934
Granted	7,983,650	6.05
Exercised	(3,627,103)	0.58
Forfeited	(5,387,677)	3.82
Outstanding at end of year	19,494,202	$1.95	6.88	$19,214
Exercisable at end of year	14,496,437	$0.84	6.09	$18,358

(1)
Number of options and the weighted average exercise price have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination” in the notes to the consolidated financial statements for further details.
(2)
The aggregate intrinsic value of options outstanding at end of the year and options exercisable at end of the year does not include 4,459,905 and 515,313 options that are out of the money, respectively.

The weighted average grant-date fair value of stock options granted to employees during the years ended December 31, 2021 and 2020 was $3.81 and $1.92 per share, respectively.

The fair value for options granted for the years ended December 31, 2021, 2020 and 2019 was estimated on the date of grant using a Black-Scholes-Merton options pricing model with the following weighted average assumptions:

	Years ended December 31,
	2021	2020	2019
Dividend yield (1)	0%	0%	0%
Expected volatility (2)	65.00%-75.23%	53.96%-66.55%	59.81%-64.61%
Risk-free interest rate (3)	0.66%-1.39%	0.25%-1.45%	1.59%-2.41%
Expected term (years) (4)	5.27-6.25	5.27-6.08	6.02-6.08

(1)
No dividends were paid during the years ending December 31, 2021, 2020 and 2019.
(2)
The expected volatility was calculated based upon historical stock price movements of similar publicly traded peer companies over the most recent periods ending on the grant date, equal to the expected term of the options, as adequate historical experience is not available to provide a reasonable estimate.
(3)
The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term to the expected term of the options.
(4)
The expected term of options granted is calculated using the simplified method for “plain vanilla” stock options awards.

As of December 31, 2021, there was $17.4 million of total unrecognized compensation cost related to non-vested options that are expected to be recognized over a period of up to 4 years.

During the year ended December 31, 2021, the Company issued 650,000 warrants with similar terms as the Public Warrants to certain consultants in connection with the Closing of the Business Combination. The Company recognized $0.9 million of expense in connection with these warrants.

Restricted Stock Units

The Company began issuing restricted stock units (“RSUs”) to certain employees and directors of the Company in the fourth quarter of 2021 under the 2021 plan. These RSUs typically vest over a four-year period. The following table summarizes the activity for restricted stock units for the year ended December 31, 2021:

	Year ended December 31, 2021
	Number of restricted stock units	Weighted average grant-date fair value
Nonvested at beginning of year	-	$-
Granted	3,472,106	3.58
Vested	(512,686)	3.58
Forfeited	(629,326)	3.58
Nonvested at end of year	2,330,094	$3.58

As of December 31, 2021, there was $8.2 million of total unrecognized compensation cost related to non-vested RSUs that are expected to be recognized over a period of up to 3.7 years.

The following table sets forth the total share-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the consolidated statement of operations and comprehensive loss:

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
Research and development, net	$3,102	$229	$768
Clinical Operations	1,711	102	401
Sales and Marketing	6,089	1,568	182
General and administrative	16,503	1,078	2,053
Total stock-based compensation expense	$27,405	$2,977	$3,404

As discussed in Note 3, upon closing of the Business Combination, vested and unvested stock options of Old Talkspace were converted into Talkspace stock options using an exchange ratio of 1.134140. As a result of this modification, the Company recognized $15.2 million in additional share-based compensation expense during the year ended December 31, 2021. Additionally, the unrecognized compensation cost includes $1.5 million of expense related to the modification of unvested stock options in connection with the Business Combination. This cost will be recognized over the vesting period for the respective stock options.

On November 15, 2021, Oren Frank (co-founder and former Chief Executive Officer and Director) and Roni Frank (co-founder and former Head of Clinical Services and Director) resigned from the Company’s Board of Directors and from all other board, officer and fiduciary positions held with the Company, but agreed to continue to serve as strategic advisors to the Board of Directors for a period of up to six months. Per the terms of their respective Separation and Transition Agreements, Mr. Frank and Ms. Frank will each receive the severance benefits provided for under the Company’s Executive Severance Plan (except that, rather than receiving 12 and 6 months of COBRA reimbursement payments, respectively, Mr. and Ms. Frank will each receive 24 months of COBRA reimbursement payments). In addition, the Company paid up-front payments of $750,000 to each of Mr. and Ms. Frank as an additional separation payment in recognition of their contributions to the Company as founders and as additional consideration for their continued compliance with their restrictive covenants. All stock options held by Mr. Frank and Ms. Frank that were granted prior to the Business Combination accelerated vesting and will remain exercisable until June 1, 2024, and all stock options granted following the Business Combination were cancelled and forfeited. The vesting of restricted stock units granted after the Business Combination that would have otherwise vested through June 1, 2024 were accelerated and the remainder were cancelled and forfeited. The Company recognized $3.8 million in share-based compensation expense as a result of the modification of Mr. and Ms. Frank equity awards during the fourth quarter of 2021.

NOTE 14. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2021, 2020 and 2019:

	For the Years Ended December 31,
	2021	2020	2019
(in thousands except share and per share data)
Net loss	$62,742	$22,370	$29,086

Weighted-average shares used to compute net loss per share, basic and diluted (1)	86,775,948	13,359,350	12,721,426

Net loss per share, basic and diluted	$0.72	$1.67	$2.29

(1)
Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination. See Note 3, “Business Combination” for further details.

For the year ended December 31, 2021, the following were excluded from the calculation of diluted loss per share since each would have had an anti-dilutive effect given the Company’s net loss: 19,494,861 stock options, 2,330,094 restricted stock units, 12,780,000 private placement warrants and 21,350,000 public warrants to purchase the Company’s common stock.

For the year ended December 31, 2020, the following were excluded from the calculation of diluted loss per share since each would have had an anti-dilutive effect given the Company’s net loss: 83,395,815 shares of convertible preferred stock, 18,097,815 stock options, 60,000 warrants to the Company’s common stock and 50,881 warrants to the Company’s series D convertible preferred stock.

For the year ended December 31, 2019, the following were excluded from the calculation of diluted loss per share since each would have had an anti-dilutive effect given the Company’s net loss: 83,395,815 shares of convertible preferred stock, 13,841,065 stock options, 60,000 warrants to the Company’s common stock and 50,881 warrants to the Company’s series D convertible preferred stock.

NOTE 15. TAXES ON INCOME

The Company and its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions. The Company assessed its uncertain tax positions and determined that it has no uncertain tax position at December 31, 2021.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Years ended December 31,
(in thousands)	2021	2020	2019
Loss before income taxes	$62,695	$22,346	$29,078
Statutory tax rate	21%	21%	21%
Theoretical tax benefit	13,166	4,693	6,106
Increase (decrease) in effective tax rate due to:
State taxes, net of federal benefit	2,500	1,125	1,508
Permanent differences	1,492	(586)	(591)
Valuation allowance	(17,111)	(5,208)	(7,015)
Actual income taxes	$47	$24	$8

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

Loss (income) before taxes is attributable to the following tax jurisdictions:

	For the Years Ended December 31,
(in thousands)	2021	2020	2019
U.S. operations	$62,902	$22,415	$29,127
Foreign operations	(207)	(69)	(49)
	$62,695	$22,346	$29,078

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	For the Years ended December 31,
(in thousands)	2021	2020
Net deferred tax assets:
Net operating loss carryforwards	$49,906	$25,778
Stock based compensation	3,150	318
Fixed assets	340	45
Other	45	818
Total gross deferred tax assets, net	53,441	26,959
Valuation allowance	(44,186)	(27,075)
Net deferred tax assets
Deferred tax liabilities (long term):
Warrants	(9,255)	116
Net deferred tax assets	$—	$—

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses, management believes the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a full valuation allowance. A valuation allowance has been recorded for the net deferred tax assets at December 31, 2021 and 2020.

The Company maintains a full valuation allowance on its net deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. Management considered the Company’s cumulative loss in recent years and forecasted losses in the near term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, management determined that the negative evidence outweighed the positive evidence and that a full valuation allowance on the net deferred tax assets will be maintained. Management will continue to assess the realizability of our deferred tax assets going forward and will adjust the valuation allowance as needed. The Company’s valuation allowance increased by $17.1 million during the year ended December 31, 2021 primarily due to increases in its net operating loss carryforwards.

At December 31, 2021, the Company has federal and state net operating loss carryovers (“NOL”) of approximately $194.0 million and $180.6 million, respectively, which are available to reduce future taxable income. The NOL carryforwards begin to expire in 2032 and may become subject to annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under I.R.C. Section 382. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or future tax liabilities. The federal losses generated from 2018 onward do not expire.

The Company files income tax returns in the United States and Israel. The Company is not currently under examination by any income tax authority, nor has it been notified that an examination is contemplated. The Company is no longer subject to U.S. federal, state or local income tax examinations by the tax authorities for years before 2018. The Israel subsidiary tax assessments filed by the Company through the 2015 are considered closed.

NOTE 16. EMPLOYEE BENEFIT PLAN

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to participate in the plan. The Company contributes 100% of eligible employee’s elective deferral up to 4% of eligible earnings. The Company made matching contributions to participants’ accounts totaling $0.5 million, $0.3 million and $0.3 million during the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 17. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following:

	For the Years Ended December 31,
(in thousands)	2021	2020
Employee compensation	$5,988	$2,715
User acquisition	2,680	1,290
Professional fees	1,303	2,020
Other	2,591	1,391
Accrued expenses and other current liabilities	$12,562	$7,416

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this Item 9 was previously reported in our Current Report on Form 8-K that was filed with the Securities and Exchange Commission on June 23, 2021.

Item 9A. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. We have identified material weaknesses in our controls related to the following (a) the aggregation of open control deficiencies across the Company’s financial reporting processes because the controls were not fully designed and operating effectively, (b) not fully designing, implementing and monitoring general information technology controls in the areas of user access and program change-management for systems supporting all of the Company’s internal control processes and (c) our controls on accounting for complex financial instruments such as warrants, did not operate effectively to appropriately apply the provisions of ASC 815-40, resulting in the failure to prevent a material error in our accounting for warrants and the resulting restatement of our previously issued financial statements.

In addition, on April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement (the “SEC Statement”) regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement governing our warrants and the HEC Forward Purchase Agreement. Following the issuance of the SEC Statement, on May 4, 2021, HEC concluded that it was appropriate to restate its previously issued audited financial statements as of December 31, 2020 and for the period from February 6, 2020 (inception) through December 31, 2020, as well as its financial data as of June 11, 2020, and as part of such process, HEC identified a material weakness in its internal control over financial reporting. As the accounting acquirer in the Business Combination, we inherited this material weakness and the warrants.

In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Remediation Activities

We currently are implementing several actions, as described below, to remediate the material weaknesses described in this Item 9A. Management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

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
•
Engaged outside resources to assist with the design and implementation of a risk-based internal controls plan, enhance process documentation, provide company-wide training, and help with management's self-assessment and testing of internal controls

Information Technology General Controls (“ITGCs”)

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As disclosed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on June 22, 2021. Prior to the Business Combination, our predecessor, HEC, was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses. As a result, previously existing internal controls were no longer applicable or comprehensive enough as of the assessment date, as HEC’s operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. Therefore, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations. As a result, this Annual Report on Form 10-K also does not include an attestation report of our independent registered accounting firm.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Douglas L. Braunstein	61	Interim Chief Executive Officer and Director
Jennifer Fulk	45	Chief Financial Officer
Samara H. Braunstein	52	Chief Marketing Officer
Gil Margolin	44	Chief Technology Officer
Erin Boyd	53	Chief Growth Officer
John C. Reilly	56	General Counsel
Jeffrey M. Crowe	65	Director
Erez Shachar	58	Director
Curtis Warfield	53	Director
Jacqueline Yeaney	53	Director
Charles Berg	64	Director
Madhu Pawar	42	Director

Executive Officers

Douglas L. Braunstein. Mr. Braunstein has served as Talkspace’s Interim Chief Executive Officer since November 2021 and has served as Chairman of the Talkspace, Inc. board of directors since the consummation of the Business Combination. Mr. Braunstein is the Founder and a Managing Partner of Hudson Executive Capital. Prior to founding Hudson Executive Capital, Douglas L. Braunstein was the Chief Financial Officer of JPMorgan Chase & Co., or JPMorgan Chase, from 2010 to 2012 and its Vice Chairman from 2013 to 2015. In the role of Chief Financial Officer, Mr. Braunstein led the firm’s global financial operations and navigated the evolving legislative and regulatory landscape in the immediate post-financial crisis environment and served on the firm’s Operating Committee. Prior to his role as Chief Financial Officer of JP Morgan Chase, Mr. Braunstein served in several other leadership roles during his approximately twenty-year career at JPMorgan Chase, including Head of Investment Banking in the Americas, responsible for investment banking and corporate finance in the U.S., Canada and Latin America, Head of Global M&A and Global Industry Coverage and Head of Healthcare Investment Banking, as well as serving on the Investment Bank Management Committee for over ten years. We believe that Mr. Braunstein is qualified to serve as a member of our board of directors due to his extensive financial background, including service as chief financial officer, experience as a director and knowledge of the industry.

Jennifer Fulk. Ms. Fulk has served as Talkspace’s Chief Financial Officer since July 2021. Prior to Talkspace, Ms. Fulk served as Chief Financial Officer, U.S. Bio-Medicines at Eli Lilly and Company from June 2019 to July 2021. Prior to June 2019, Ms. Fulk served in various other roles during her 15-plus year career at Eli Lilly and Company, including as Senior Director, Investor Relations, from October 2018 to June 2019, Chief Financial Officer, North America, Elanco, from October 2016 to October 2018 and Senior Director, Global Finance and Integration, Elanco, from September 2014 to October 2016. Ms. Fulk received her Bachelor of Science in Information Systems and her Masters of Business Administration from Indiana University.

Samara Braunstein. Ms. Braunstein has served as Talkspace’s Chief Marketing Officer since December 2020. Prior to Talkspace, Ms. Braunstein served as Chief Revenue Officer for Concertiv, a decision-support platform that provides data analytics, group purchasing, and managed services to professional services firms and their key suppliers, from 2019 to 2020. Ms. Braunstein was the CEO and Founder of Wellgate Products, LLC, an orthopedic device company which grew to become one of the largest brands in its category before its sale to a strategic buyer, from 2004 to 2008. She has served in marketing and leadership roles at HigherOne Holdings, Inc, AOL TimeWarner, Warner Lambert, Revlon and HudsonView Group Associates LLC, and in Finance roles at predecessor companies to GTCR, LLC and Credit Suisse Group AG. Ms. Braunstein currently serves on the Board of Directors for Candesant Biomedical. Ms. Braunstein holds a B.A. from University of Michigan.

Gil Margolin. Mr. Margolin has served as Talkspace’s Chief Technology Officer since April 2014. Prior to Talkspace, Mr. Margolin served as the Director of Product Management at Deutsche Telekom AG, a telecommunications company, from October 2012 to April 2014. Prior to that, Mr. Margolin served as Director of Product Management at SupportSpace, a cloud-based remote services company, from October 2011 to November 2012. Mr. Margolin previously held several roles at Amdocs, a software and services provider to communications and media companies, including as Director of Product Management from October 2009 to November 2011, Architecture Manager from 2007 to 2009, and Engineering Manager from 2004 to 2007. Mr. Margolin holds a B.S. in Computer Science from the University of Tel Aviv.

John Reilly. Mr. Reilly has served as Talkspace’s Corporate and then General Counsel since March 2011. Prior to Talkspace, Mr. Reilly was a partner of Hilltop Holdings from 2004-2011, where he managed hospitality and real estate investments for private portfolio investors and acted as a fractional general counsel to several start-up companies. Mr. Reilly previously served as President of Highland Development Corporation, a real estate development company, from 1999 to 2003 where he partnered to build and operate congregate care campuses. Mr. Reilly also previously held several roles at Kapson Senior Quarters Corp., a publicly traded assisted living company, including as Senior Vice President of Acquisitions and Development from 1998 to 1999, Vice President of Development from 1997 to 1998 and Corporate Counsel from 1996 to 1997. Mr. Reilly started his career as a legal associate at Squire, Sanders & Dempsey in Washington DC. Mr. Reilly holds a J.D. from Boston College Law School and a B.A. from the University of Virginia.

Non-Employee Directors

Jeffrey Crowe. Mr. Crowe has served as a member of Talkspace’s board of directors since May 2016. Mr. Crowe was CEO-in-residence with Norwest Venture Partners from January 2002 to December 2003, joined the firm as a Venture Partner in January 2004, became a General Partner in January 2005 and has served as Managing Partner of the firm since January 2013. From December 1999 to April 2001, Mr. Crowe served as President, Chief Operating Officer and Director of DoveBid, a privately held business auction firm. From May 1990 to November 1999, Mr. Crowe served as Chief Executive Officer of Edify Corporation (EDFY), a publicly traded enterprise software company. Mr. Crowe currently serves on the boards of several private companies. Mr. Crowe holds an M.B.A. from the Stanford Graduate School of Business and a B.A. in history from Dartmouth College. We believe that Mr. Crowe is qualified to serve as a member of our board of directors due to his extensive experience as an investor, director and officer of a number of technology companies.

Erez Shachar. Mr. Shachar has served as a member of Talkspace’s board of directors since August 2017. Mr. Shachar is the co-founder and managing partner of Qumra Capital Management Ltd., a venture capital firm founded in 2014. Since 2004, Mr. Shachar has also served as managing partner of Evergreen Venture Partners Ltd., a venture capital firm, focusing on investment opportunities in technology companies. Mr. Shachar currently serves as a member of the board of directors of several private companies. Mr. Shachar holds a B.Sc from Tel Aviv University in Israel and M.B.A. from the INSEAD Business School. We believe that Mr. Shachar is qualified to serve as a member of our board of directors due to his extensive experience as an investor in many technology, high-growth, companies and his service as a director of several public and private companies.

Curtis Warfield. Mr. Warfield has served as a member of Talkspace, Inc.’s board of directors since the consummation of the Business Combination. Since August 2016, Mr. Warfield has served as founder, President and Chief Executive Officer of Windham Advisors LLC, a management and strategic advisory firm that offers innovative business solutions for companies in the healthcare, BPO (Business Process Outsourcing) and other industries. Mr. Warfield previously served as part of the senior leadership team of Anthem, Inc., one of the nation’s largest health insurers from August 2017 to November 2019. From 2007 until 2015, Mr. Warfield served as CEO of NPAS, a healthcare services company. Since August 2018, Mr. Warfield has served on the board of directors of Texas Roadhouse, Inc., a restaurant company, and has served on the board of OneOncology, a network of oncology practices, since 2021. Mr. Warfield holds a B.S. from the University of Louisville, Kentucky and is a Certified Public Accountant. We believe that Mr. Warfield is qualified to serve as a member of our board of directors due to his extensive experience as an executive of healthcare companies and his service as a director of a public company.

Jacqueline Yeaney. Ms. Yeaney has served as a member of Talkspace, Inc.’s board of directors since the consummation of the Business Combination. Since August 2019, Ms. Yeaney has served as the Executive Vice President of Marketing at Tableau Software, LLC, a self-service analytics platform owned by Salesforce.com, Inc. From January 2017 until April 2019, Ms. Yeaney was the Chief Marketing Officer of Ellucian Inc., a provider of software and services for higher education management, and from May 2011 until December 2016, was the Executive Vice President of Strategy and Marketing of Red Hat, Inc, a provider of open source software solutions now owned by IBM. Ms. Yeaney started her career as an officer in the U.S. Air Force, and then spent several years as a management consultant at the Boston Consulting Group. Ms. Yeaney has served as a board member of Avaya Holdings Corp., a provider of digital communications products, solutions and services, since March 2019. Ms. Yeaney holds a B.S. in electrical engineering from Rensselaer Polytechnic Institute and an M.B.A. from the Massachusetts Institute of Technology. We believe that Ms. Yeaney is qualified to serve as a member of our board of directors due to her extensive experience as an executive of high-growth technology companies, her extensive experience as a management consultant and her experience as a board member of a public company.

Charles Berg. Mr. Berg has served as a member of Talkspace, Inc.’s board of directors since the consummation of the Business Combination. Since January 2022, Mr. Berg has been the President of U.S. Government Business and Senior Advisor Leading Medicare Advantage and Individual & Family Plans at Cigna Corporation. Since March 2007, Mr. Berg has been a director of DaVita Inc., a publicly listed international dialysis provider, and between 2016 and 2017 he served as the Executive Chair of DaVita Medical Group. Mr. Berg currently sits on the board of directors of CareCentrix, Inc., a care management provider to health plan members who require post-acute or home care services. Mr. Berg currently serves as a member of the Operating Council & Senior Advisory Board of Consonance Capital Partners, a private equity firm, and as a director of Justworks, Inc., a private human resources and payment company. From 2008 to 2013, Mr. Berg served as Executive Chairman of WellCare Health Plans, Inc., a provider of managed care services for government-sponsored healthcare programs. Prior to his role at WellCare Health Plans, Inc., Mr. Berg held various executive positions with Oxford Health Plans, Inc., a health benefit plan provider. He was executive vice president, medical delivery, and subsequently president and CEO when the plan was acquired by UnitedHealth Group. Mr. Berg then became an executive of UnitedHealth Group and was primarily responsible for integrating the Oxford business. Mr. Berg holds a J.D. from Georgetown University Law Center and a B.A. in political science from Macalester College. We believe that Mr. Berg is qualified to serve as a member of our board of directors due to his leadership experience throughout the healthcare industry, and will contribute senior-level experience in building and scaling payer and provider-centric businesses across the country.

Madhu Pawar. Ms. Pawar has served as a member of Talkspace, Inc.’s board of directors since the consummation of the Business Combination. Ms. Pawar is a Managing Director at Google LLC, where she has served since 2018, and is the Adjunct Professor of Analytics in Healthcare at Carnegie Mellon University, where she has served since 2020. At Google, Ms. Pawar manages the sales analytics and solutions organizations that drive the small and medium business (SMB) Adwords business, with a focus on machine learning and user experience. Prior to joining Google, Ms. Pawar worked at McKinsey & Company for 12 years where she was a Partner in the healthcare systems and services practice. She began her career in software development as part of the Mobile Technologies division of Hewlett Packard’s Research & Development Labs in Singapore. Ms. Pawar has previously served on the board of directors of Mensa Singapore and GirlVentures, a not-for-profit organization. Ms. Pawar holds a Master’s degree in Information Systems Management from Carnegie Mellon University and a Bachelor’s degree in Computer Science from Nanyang Technological University, Singapore. We believe that Ms. Pawar is qualified to serve as a member of our board of directors due to her extensive experience as an executive of high-growth technology companies and her extensive experience as a management consultant in the healthcare industry.

Family Relationships

Except for Douglas Braunstein and Samara Braunstein, who are married to one another, there are no family relationships among our directors and executive officers.

Code of Ethics

We have a code of ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics are available on our website, www.talkspace.com. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website rather than by filing a Current Report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”) that consists of Jeffrey Crowe, Madhu Pawar, Curtis Warfield, and Jacqueline Yeaney, with Curtis Warfield serving as the chair of the Audit Committee. Our board of directors has determined that all members of the Audit Committee (Jeffrey Crowe, Madhu Pawar, Curtis Warfield, and Jacqueline Yeaney) are independent directors under the Nasdaq rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act. Our board of directors has also determined that each of Jeffrey Crowe, Madhu Pawar, Curtis Warfield, and Jacqueline Yeaney meets the “financial literacy” requirement for audit committee members under the Nasdaq Stock Market rules and Curtis Warfield is an “audit committee financial expert” within the meaning of the SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2021 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2021 other than the following forms that were inadvertently filed late: (i) one Form 4 for Mark Hirshhorn reporting two transactions, which was filed late with respect to one of those transactions, (ii) one Form 4 for Charles Berg reporting one transaction, (iii) one Form 4 for Jacqueline Yeaney reporting one transaction, (iv) one Form 4 for Samara Braunstein reporting two transactions, which was filed late with respect to one of those transactions, (v) one Form 4 for Curtis Warfield reporting one transaction, (vi) one Form 4 for Roni Frank reporting two transactions, which was filed late with respect to one of those transactions, (vii) one Form 4 for John C. Reilly reporting two transactions, which was filed late with respect to one of those transactions, (viii) one Form 4 for Madhu Pawar reporting one transaction, (ix) one Form 4 for Gil Margolin reporting two transactions, which was filed late with respect to one of those transactions, and (x) one Form 4 for Douglas Braunstein, Hudson Executive Capital and HEC Management GP LLC reporting one transaction.

Item 11. COMPENSATION DISCUSSION AND ANALYSIS

General

In this Compensation Discussion and Analysis (“CD&A”), we provide an overview and analysis of the compensation awarded to or earned by our named executive officers identified in the Summary Compensation Table below (each, an “NEO”) during fiscal 2021, including the elements of our compensation program for NEOs, material compensation decisions made under that program for fiscal 2021 and the material factors considered in making those decisions. Our NEOs for the year ended December 31, 2021 are:

•
Douglas L. Braunstein, our Interim Chief Executive Officer;
•
Oren Frank, our former Chief Executive Officer;
•
Jennifer Fulk, our Chief Financial Officer;
•
Mark Hirschhorn, our former President, Chief Financial Officer, and Chief Operating Officer;
•
Samara H. Braunstein, our Chief Marketing Officer;
•
Gil Margolin, our Chief Technology Officer;
•
John C. Reilly, our General Counsel; and
•
Roni Frank, our former Head of Clinical Services.

Executive Summary

2021 Highlights

On May 28, 2021, the Business Combination closed and we transitioned into becoming a new public company. In connection with the Business Combination, we engaged Meridian Compensation Partners (“Meridian”) as our independent compensation consultant to help structure a competitive executive compensation program from a public company perspective.

On November 15, 2021, we announced the departure of Oren Frank and Roni Frank from their roles as Chief Executive Officer and Head of Clinical Services, respectively, and as members of our board of directors (the “Board”). Also effective as of November 15, 2021, the Board appointed Douglas Braunstein, Chairman of the Board, to serve as Interim Chief Executive Officer while the Board conducts a formal search for a permanent chief executive officer to succeed Mr. Frank. Mr. Braunstein will not receive any additional compensation for his role as Interim Chief Executive Officer and remains Chairman of the Board.

On November 22, 2021, we announced the resignation of Mark Hirschhorn from his role as President and Chief Operating Officer.

As a general matter, our executive compensation program consists of annual base salary, target cash bonus opportunities, and equity-based long-term incentives. This CD&A provides a description of each of these elements for the fiscal year ending December 31, 2021. We will continue to evaluate, develop, and grow our executive compensation program as we progress as a newly public company.

Compensation Governance and Best Practices

We are committed to having strong governance standards with respect to our compensation programs, procedures and practices. Our key compensation practices include the following:

What We Do	What We Do Not Do
Emphasize the use of equity compensation to promote executive retention and reward long-term value creation.	Do not guarantee annual salary increases.
Weight the overall pay mix towards incentive compensation for senior executives.	Do not grant uncapped cash incentives or guaranteed equity compensation.
Engage an independent compensation consultant to advise our Compensation Committee.	Do not provide significant perquisites.
Maintain rigorous stock ownership guidelines and a clawback policy.	Do not provide any compensation-related tax gross-ups.

Executive Compensation Objectives and Philosophy

The key objective in our executive compensation program is to attract, motivate, and reward leaders who create an inclusive and diverse environment and have with the skills and experience necessary to successfully execute on our strategic plan to maximize stockholder value. Our executive compensation program is designed to:

•
Attract and retain talented and experienced executives in a competitive and dynamic market;
•
Motivate our NEOs to help our company achieve the best possible financial and operational results;
•
Provide reward opportunities consistent with our performance on both a short-term and long-term basis that are industry competitive, flexible, fiscally responsible, and linked to our overall business objectives; and
•
Align the long-term interests of our NEOs with those of our stockholders.

We strive to set our overall total compensation at a competitive level. Executives may be compensated above or below the targeted market position based on factors such as experience, performance, scope of position and the competitive demand for proven executive talent, as described further below under “Determination of Executive Compensation.”

Determination of Executive Compensation

Role of Board of Directors, the Compensation Committee, and Executive Officers

The Compensation Committee is responsible for establishing and overseeing our executive compensation programs and will annually review and recommend to the Board for approval the compensation to be provided to our executive officers.

In setting executive compensation, the Compensation Committee will consider a number of factors, including the recommendations of our Chief Executive Officer (other than with respect to the Chief Executive Officer’s own compensation) and our human resources team, current and past total compensation, competitive market data and analysis provided by the Compensation Committee’s independent compensation consultant, Company performance and each executive’s impact on performance, each executive’s relative scope of responsibility and potential, each executive’s individual performance and demonstrated leadership, and internal equity pay considerations. Our Chief Executive Officer’s recommendations are based on his evaluation of each other executive officer’s individual performance and contributions, of which our Chief Executive Officer has direct knowledge. Our Board makes decisions regarding our Chief Executive Officer’s and other executive officers’ compensation, following recommendation from the Compensation Committee.

Role of Compensation Consultant

In order to design a competitive executive compensation program that will continue to attract top executive talent and reflect our compensation philosophy, our Compensation Committee has retained Meridian as an independent compensation consultant to provide executive compensation advisory services, help evaluate our compensation philosophy and objectives and provide guidance in designing, maintaining, and administering our executive compensation program. The Compensation Committee has evaluated Meridian’s independence pursuant to the requirements of Nasdaq and SEC rules and has determined that Meridian does not have any conflicts of interest in advising the Compensation Committee. Meridian did not provide any other services to the Company in 2021.

We are in the process of developing a peer group with Meridian and we expect to refer to this peer group in structuring our executive compensation program for fiscal year 2022. Our Compensation Committee may also refer to compensation survey data.

Elements of Compensation

The primary elements of our NEOs’ compensation and the main objectives of each are:

•
Base Salary. Base salary attracts and retains talented executives, recognizes individual roles and responsibilities, and provides stable income;
•
Annual Cash Incentive Compensation. Annual bonuses promote short-term performance objectives and reward executives for their contributions toward Company performance;
•
Equity Based Long-Term Incentive Compensation. Equity compensation, provided in the form of stock options and RSUs, aligns executives’ interests with our stockholders’ interests, emphasizes long-term financial and operational performance, and helps retain executive talent.

In addition, our NEOs are eligible to participate in our health and welfare programs and our 401(k) plan on the same basis as our other employees. We also maintain severance and change in control arrangements, which aid in attracting and retaining executive talent and help executives to remain focused and dedicated during potential transition periods due to a change in control. Each of these elements of compensation for 2021 is described further below.

Douglas Braunstein received no compensation in respect of his services as our interim Chief Executive Officer during the year ended December 31, 2021; however, see a discussion of his compensation received for his services as a member of Board set forth below under “2021 Director Compensation”.

Base Salary

The base salaries of our NEOs are an important part of their total compensation package, and are intended to reflect their respective positions, duties and responsibilities. Base salaries provide our NEOs with a reasonable degree of financial certainty and stability. Our Compensation Committee intends to annually review and determine the base salaries of our executives and evaluate the base salaries of new hires at the time of hire. In 2021, we approved incremental base salary increases for our NEOs in connection with their entrance into new employment offer letters after our Business Combination, as further described below under “Named Executive Officer Employment Agreements”. Ms. Fulk’s annual base salary was approved in connection with the commencement of her employment after our Business Combination. Following such determinations, our NEOs’ base salaries were as set forth below:

Name	2021 Annualized Base Salary at Year-End
Oren Frank (1)	$350,000
Mark Hirschhorn (1)	$425,000
Jennifer Fulk	$400,000
Samara H. Braunstein	$330,000
Gil Margolin	$330,000
John C. Reilly	$260,000
Roni Frank (1)	$275,000

(1) Messrs. Frank and Hirschhorn and Ms. Frank were no longer employed as of December 31, 2021 and the numbers in the table above represent each of their annualized base salaries as of their dates of termination.

Cash Incentive Compensation

We consider annual cash incentive bonuses to be an important component of our total compensation program and provides incentives necessary to retain executive officers. Each NEO is eligible to receive an annual performance-based cash bonus based on a specified target annual bonus award amount, expressed as a percentage of the NEO’s base salary. As of December 31, 2021, target bonuses were as follows:

Named Executive Officer	Target Percentage
Oren Frank (1)	100%
Mark Hirschhorn (1)	100%
Jennifer Fulk	100%
Samara H. Braunstein	50%
Gil Margolin	100%
John C. Reilly	50%
Roni Frank (1)	50%

(1) Messrs. Frank and Hirschhorn and Ms. Frank were no longer employed as of December 31, 2021 and thus did not receive an annual bonus for 2021; however, the percentages in the table above represent each of their annual bonus target percentages as of their dates of termination.

Under the 2021 annual bonus program, each NEO was eligible to receive a percentage of the NEO’s target bonus opportunity, ranging from 0% to 200%, as determined by our interim Chief Executive Officer and the Board in their discretion based upon individual and Company performance in 2021. Each NEO was ultimately awarded an annual bonus at 100% of target. In making this determination, our interim Chief Executive Officer and the Board considered various indicators of Company and individual performance, including the NEOs’ efforts in connection with our Business Combination and becoming a public company. Messrs. Frank and Hirschhorn and Ms. Frank were not eligible to receive a bonus with respect to 2021 since they departed from our Company during the year.

The NEOs’ 2021 performance bonuses are set forth in the column entitled “Bonus” in the “Summary Compensation Table” below.

In addition to her annual performance-based cash bonus, Jennifer Fulk also received a $200,000 signing bonus associated with her commencing employment as our Chief Financial Officer. This signing bonus was paid at the completion of her first thirty days of employment pursuant to the terms of her offer letter, which is further described below under “Executive Employment Agreements”.

Equity-Based Long-Term Incentive Awards

We view equity-based compensation as a critical component of our balanced total compensation program. Equity-based compensation creates an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business and aligns interest of executives with those of our stockholders. We do not currently have any formal policy for determining the number of equity-based awards to grant to NEOs.

We believe it is essential to provide equity-based compensation to our executive officers in order to link the interests and risks of our executive officers with those of our stockholders, reinforcing our commitment to ensuring a strong linkage between company performance and pay.

In 2021, we maintained the 2014 Stock Incentive Plan (the “2014 Plan”), which was terminated in connection with the closing of the Business Combination. Under the 2014 Plan, we offered awards of stock options to eligible service providers, including our NEOs. In connection with the closing of the Business Combination and the adoption of the 2021 Incentive Award Plan (the “2021 Plan”), no further awards will be granted under the 2014 Plan; however, any outstanding awards granted under the 2014 Plan will remain outstanding, subject to the terms of the 2014 Plan and any applicable award agreement. Options granted prior to the Business Combination generally vest over four years in 48 equal monthly installments and awards granted following the Business Combination generally vest over four years in 16 equal quarterly installments, in each case subject to continued service; however, new employee grants (both prior to and following the Business Combination) are generally subject to one year of cliff vesting followed by equal monthly or quarterly installments thereafter, as applicable.

In 2021, we granted equity-based compensation to our NEOs in the form of the following grants of stock options and RSUs:

Name	Number of Shares Underlying Stock Options	Number of RSUs
Oren Frank	1,732,500	433,125
Mark Hirschhorn	990,000	247,500
Jennifer Fulk	492,600	123,750
Samara H. Braunstein	1,013,704	123,750
Gil Margolin	495,000	123,750
John C. Reilly	247,500	61,875
Roni Frank	495,000	123,750

Both the option grants and the RSU grants were intended to retain and incentivize our NEOs to lead our company to sustained, long-term superior financial and operational performance and were approved following consideration of the factors set forth above under “Determination of Executive Compensation”.

Retirement Savings, Health and Welfare Benefits

We maintain a 401(k) retirement savings plan for our employees, including our NEOs, who satisfy certain eligibility requirements. Our NEOs are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code (the “Code”) allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully-vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

Employee Benefits and Perquisites

All of our full-time employees, including our NEOs, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits, medical and dependent care flexible spending accounts, short-term and long-term disability insurance, and life insurance. We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our NEOs.

We do not currently provide perquisites to our NEOs, and we do not view perquisites or other personal benefits as a significant component of our executive compensation program. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of the executive’s duties, to make our executive officers more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits will be approved by the Compensation Committee.

We do not generally provide any tax “gross ups” to our NEOs.

Severance and Change in Control Arrangements

In connection with the Business Combination, we adopted our Executive Severance Plan (as amended and restated, the “Executive Severance Plan”), which provides certain of our executives, including our NEOs, with severance benefits and payments upon certain terminations without cause or resignations for good reason. Our Compensation Committee believes that the Executive Severance Plan is necessary to attract and retain executive talent and is a customary component of executive compensation. In particular, the Executive Severance Plan can mitigate a potential disincentive for our NEOs when they are evaluating a potential acquisition of the Company and can encourage retention through the conclusion of the transaction. The payments and benefits provided under the Executive Severance Plan are designed to be competitive with market practices. A description of the Executive Severance Plan, as well as information on the estimated payments and benefits that our NEOs would have been eligible to receive as of December 31, 2021, are set forth in “Potential Payments Upon Termination or Change in Control” below.

Other Policies and Considerations

Clawback Policy. We believe in maintaining best practices for our executive compensation program. Consistent with that belief, our board of directors has adopted a “clawback” policy with respect to excess incentive-based cash and equity compensation in the event our publicly disclosed financial statements are required to be restated due to material noncompliance with any financial reporting requirement. Where such a restatement has occurred, the policy provides the Compensation Committee with the discretion to recover cash incentives, equity awards or other incentive compensation of employees to the extent such compensation would have been reduced if calculated under the restatement, regardless of whether the employee was responsible for the restatement. Additionally, the policy provides the Compensation Committee with the discretion to recover cash incentives, equity awards or other incentive compensation of employees who have engaged in behavior that is intentional or in reckless disregard of the employee’s duties to the Company or in material violation of the Company’s code of conduct, any other Company policy, or a law or regulation.

Stock Ownership Guidelines. Effective June 22, 2021, the Board adopted stock ownership guidelines that are applicable to our executive officers, including our NEOs, and to our non-employee directors. Our executive officers and non-employee directors are expected to satisfy the applicable guidelines based on a base salary or annual retainer multiple, as applicable, within five years of the later of (i) the effective date of the guidelines, and (ii) the date of such individual’s appointment to a position with the Company that is subject to such guidelines, and to hold at least the applicable minimum value in shares of common stock for so long as they are an executive officer or non-employee director, as applicable. We believe that stock ownership guidelines align the interests of our officers and directors with our stockholders and encourage long-term management of the Company for the benefit of its stockholders.

Participant	Salary/Cash Retainer Multiple Threshold ($)
Chief Executive Officer	5x annual base salary
Chief Operating Officer	3x annual base salary
Other Employee Participants	2x annual base salary
Directors	5x annual cash retainer (not including committee retainers)

Anti-Hedging Policy. Our Board of Directors has adopted an Insider Trading Compliance Policy, which applies to all of our directors, officers, and employees. The policy prohibits our directors, officers, and employees and any entities they control from purchasing financial instruments, such as prepaid variable forward contracts, equity swaps, collars, and exchange funds, or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities.

Insider Trading Compliance Policy. Our Insider Trading Compliance Policy provides that no officer, director or employee or any entities they control may purchase, acquire or sell (or contract to purchase, acquire or sell) any type of security while in possession of material, non-public information relating to the security or the issuer of the security (whether or not the issuer of the security is the Company). This includes a put option, a call option or a short sale, or engaging in hedging transactions, as further described above under “Anti-Hedging Policy.” In addition, the prohibitions under our Insider Trading Compliance Policy do not apply to certain transactions, such as the exercise of stock options and/or the surrender of shares to the Company in payment of the exercise price or in satisfaction of any tax withholding obligations, pursuant to the applicable equity incentive plan or award agreement; such exceptions are only permitted to the extent they do not involve a market sale of the Company’s securities.

Section 409A. The Compensation Committee takes into account whether components of the compensation for our executive officers will be adversely impacted by the penalty tax imposed by Section 409A of the Code, and aims to structure these components to be compliant with or exempt from Section 409A to avoid such potential adverse tax consequences.

“Golden Parachute” Payments. Sections 280G and 4999 of the Code provide that certain executive officers and other service providers who are highly compensated or hold significant equity interests may be subject to an excise tax if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that we, or a successor, may forfeit a tax deduction on the amounts subject to this additional tax. While the Compensation Committee may take the potential forfeiture of such tax deduction into account when making compensation decisions, it will award compensation that it determines to be consistent with the goals of our executive compensation program even if such compensation is not deductible by us. We do not provide any tax gross-ups to cover excise taxes under Section 4999 in connection with a change in control.

Accounting for Share-Based Compensation. We follow Financial Accounting Standard Board Accounting Standards Codification Topic 718, (“ASC Topic 718”) for our share-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and RSUs, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our NEOs may never realize any value from their awards.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis above with our management. Based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in its proxy statement for the 2022 Annual Meeting of Stockholders.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table contains information about the compensation earned by each of our NEOs during fiscal years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(4)	All Other Compensation ($)(5)	Total
Douglas L. Braunstein (1)	2021	21,000	-	55,078	322,550	-	398,628
Interim Chief Executive Officer

Oren Frank	2021	255,930(2)	-	1,550,588	8,820,694	1,581,368	12,208,580
Former Chief Executive Officer	2020	250,000	575,000	-	1,178,586	11,400	2,014,986

Jennifer Fulk	2021	174,242(2)	600,000	443,025	1,690,570	2,667	2,910,504
Chief Financial Officer

Mark Hirschhorn	2021	317,914(2)	-	886,050	5,727,480	9,073	6,940,518
Former President, Chief Financial Officer, and Chief Operating Officer	2020	262,500	700,000	-	2,036,544	2,310	3,001,354

Samara H. Braunstein	2021	313,864	165,000	443,025	5,333,019	-	6,254,908
Chief Marketing Officer

Gil Margolin	2021	315,000	330,000	443,025	3,408,310	11,600	3,999,572
Chief Technology Officer

John C. Reilly	2021	232,500	130,000	221,513	1,034,278	-	1,618,291
General Counsel

Roni Frank	2021	228,027(2)	-	443,025	4,586,817	1,433,317	6,691,186
Former Head of Clinical Services	2020	250,000	325,000	-	1,178,586	11,425	1,765,011

(1) Douglas Braunstein received no compensation in respect of his services as our interim Chief Executive Officer during the year ended December 31, 2021; however, in accordance with SEC regulations, the compensation disclosed in the table above reflects compensation received for his services as a member of Board, as further described below under “2021 Director Compensation”.

(2) Oren Frank and Roni Frank terminated their employment with the Company on November 15, 2021. Mark Hirschhorn terminated his employment with the Company on November 22, 2021. Jennifer Fulk commenced employment with the Company on July 26, 2021. Each of their respective salaries was prorated for the portion of the 2021 fiscal year during which they were employed.

(3) Amounts for fiscal 2021 represent discretionary annual bonus payments made with respect to 2021 performance.

(4) Amounts reflect the full grant-date fair value of restricted stock units and stock options granted during fiscal 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. In addition, amounts reflect the incremental fair value (determined in accordance with ASC Topic 718) associated with the modification of stock options in connection with the Business Combination. We provide information regarding the assumptions used to calculate the value of all restricted stock units and option awards made to our NEOs in Note 13 to the consolidated financial statements included in in this Annual Report for the year ended December 31, 2021.

(5) Amounts for fiscal 2021 represent, for all NEOs other than Oren Frank and Roni Frank, matching contributions received under the Company’s 401(k) plan. For Oren Frank, the amount represents (i) $11,600 in matching contributions received under the Company’s 401(k) plan and (ii) $1,569,768 in paid and accrued amounts under his separation agreement, as further described below under “Separation Agreements”. For Roni Frank, the amount represents (i) $11,600 in matching contributions received under the Company’s 401(k) plan and (ii) $1,421,717 in paid and accrued amounts under her separation agreement, as further described below under “Separation Agreements”. The paid and accrued amounts under Mr. and Ms. Frank’s separation agreements are laid out in further detail in the table below.

Amounts Paid and Accrued under Separation Agreements

Named Executive Officer	Restrictive Covenant Amount ($)	Lump Sum Amount ($)	Base Salary Continuation ($)	COBRA Continuation ($)	Equity Acceleration ($)(1)	Total ($)
Oren Frank	125,000	750,000	350,000	73,051	271,717	1,569,768
Roni Frank	125,000	750,000	275,000	(2)	271,717	1,421,717

(1) Amounts represent the incremental fair value (determined in accordance with ASC Topic 718) associated with the acceleration of equity awards under the separation agreements, as further described below under “Separation Agreements”.

(2) Ms. Frank did not participate in our group health plans as an employee as of December 31, 2021 and, as a result, did not receive any COBRA continuation payments.

Grants of Plan-Based Awards in Fiscal 2021

The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2021 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during fiscal 2021 (all of which were granted under the 2021 Plan).

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Oren Frank	1/15/2016(9)	-	74,323	0.23	627,364	(7)
	9/1/2016(9)	-	67,630	0.39	574,160	(7)
	10/17/2017(9)	-	98,658	0.51	831,857	(7)
	8/5/2019(9)	-	76,499	1.21	636,693	(7)
	8/18/2020(9)	-	26,827	1.22	223,192	(7)
	7/15/2021(1)	-	1,732,500	5.81	5,927,428	(6)
	10/18/2021(2)	433,125	-	-	1,550,588	(6)
Jennifer Fulk	7/15/2021(1)	-	492,600	5.81	1,690,570	(6)
	10/18/2021(2)	123,750	-	-	443,025	(6)
Mark Hirschhorn	2/11/2020(9)	-	76,500	1.21	636,780	(7)
	2/11/2020(9)	-	204,663	1.21	1,703,598	(7)
	7/15/2021(1)	-	990,000	5.81	3,387,102	(6)
	10/18/2021(2)	247,500	-	-	886,050	(6)
Samara H. Braunstein	1/14/2021(5)	-	518,704	7.24	3,639,468	(8)
	7/15/2021(1)	-	495,000	5.81	1,693,551	(6)
	10/18/2021(2)	123,750	-	-	443,025	(6)
Gil Margolin	12/8/2014(9)	-	77,705	0.10	508,364	(7)
	9/1/2016(9)	-	29,934	0.39	254,131	(7)
	10/17/2017(9)	-	61,948	0.51	522,329	(7)
	8/5/2019(9)	-	38,249	1.21	318,343	(7)
	8/18/2020(9)	-	13,413	1.22	111,592	(7)
	7/15/2021(1)	-	495,000	5.81	1,693,551	(6)
	10/18/2021(2)	123,750	-	-	443,025	(6)
John C. Reilly	3/1/2017(9)	-	8,018	0.39	68,048	(7)
	8/5/2019(9)	-	7,649	1.21	63,662	(7)
	8/18/2020(9)	-	6,706	1.22	55,793	(7)
	7/15/2021(1)	-	247,500	5.81	846,775	(6)
	10/18/2021(2)	61,875	-	-	221,513	(6)
Roni Frank	1/15/2016(9)	-	74,323	0.23	627,363	(7)
	9/1/2016(9)	-	67,630	0.39	574,160	(7)
	10/17/2017(9)	-	98,658	0.51	831,857	(7)
	8/5/2019(9)	-	76,499	1.21	636,693	(7)
	8/18/2020(9)	-	26,827	1.22	223,193	(7)
	7/15/2021(1)	-	495,000	5.81	1,693,551	(6)
	10/18/2021(2)	123,750	-	-	443,025	(6)

(1) These stock options, which were granted under the 2021 Plan, vest and become exercisable in sixteen equal installments on each of the first sixteen quarterly anniversaries of July 1, 2021, subject to the NEO’s continued employment through each such vesting date.

(2) These RSU awards, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of September 1, 2021, subject to the NEO’s continued employment through each such vesting date.

(3) This stock option, which was granted under the 2021 Plan, vests and becomes exercisable 25% on the one-year anniversary of July 26, 2021 and 75% in twelve equal installments on each of the first twelve quarterly anniversaries of July 26, 2021 thereafter, subject to the NEO’s continued employment through each such vesting date.

(4) This RSU award, which was granted under the 2021 Plan, vests 25% on the one-year anniversary of September 1, 2021 and 75% in twelve equal installments on each of the first twelve quarterly anniversaries of September 1, 2021 thereafter, subject to the NEO’s continued employment through each such vesting date.

(5) This stock option, which was granted under the 2014 Plan, vest over a four-year period with respect to 1/48th of the shares underlying the option on each monthly anniversary of December 4, 2020 thereafter, subject to the NEO’s continued employment through each such vesting date.

(6) Amounts reflect the grant-date fair value in accordance with ASC Topic 718. We provide information regarding the assumptions used to calculate these values in Note 13 to the consolidated financial statements included in this Annual Report.

(7) Amounts reflect the incremental fair value (determined in accordance with ASC Topic 718) associated with the modification of stock options in connection with the Business Combination.

(8) Amount reflects (i) $3,198,956 in the original grant date fair value of this stock option and (ii) $440,512 in incremental fair value (determined in accordance with ASC Topic 718) associated with the modification of the stock option in connection with the Business Combination.

(9) These stock options, each of which were granted prior to 2021 under the 2014 Plan, were each modified in connection with the Business Combination.

NARRATIVE TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE

Summary of Executive Compensation Arrangements

Named Executive Officer Employment Agreements

We have entered into employment offer letters (collectively, the “Employment Agreements”) with each of our NEOs other than Douglas L. Braunstein (whose service as a member of our Board is further described below under “2021 Director Compensation”). The material terms of the Employment Agreements are described below.

The Employment Agreements provide for at-will employment without a specified term, provide for participation in the health and welfare benefit plans and programs maintained by us for the benefit of our employees, and provide for annual base salaries and annual target bonus percentages as provided in the table below (some of which have been increased).

Named Executive Officer	Base Salary	Target Bonus Percentage
Oren Frank	$350,000	100%
Mark Hirschhorn	$340,000	100%
Jennifer Fulk	$400,000	100%
Samara H. Braunstein	$330,000	50%
Gil Margolin	$330,000	50%
John C. Reilly	$260,000	30%
Roni Frank	$275,000	50%

In addition, the Employment Agreements provide for option and RSU grants under the 2021 Plan in the amounts and subject to the vesting conditions described above under “Grants of Plan Based Awards in Fiscal 2021” and contain customary confidentiality and assignment of invention provisions, as well as standard non-compete and non-solicit restrictions effective during employment and for 12 months thereafter.

Jennifer Fulk’s Employment Agreement also provides for a $200,000 signing bonus, payable upon the completion of her first thirty days of employment with the Company, and, beginning in 2022, for an annual equity-based award as determined by the Board from time-to-time.

Retention Agreements

We entered into retention agreements with Messrs. Margolin and Reilly and Ms. Fulk and Braunstein on December 6, 2021 (the “Retention Agreements”), which provide for retention bonus payments of $400,000, $200,000, $400,000, and $165,000, respectively, to be paid 50% on the first payroll date following the last day of the second quarter of the fiscal year ending December 31, 2022, subject to each NEO’s continued employment through the date of payment, and 50% on the first payroll date following the last day of the third quarter of the fiscal year ending December 31, 2022, subject to each NEO’s continued employment through December 31, 2022 (with the Company retaining the right to seek repayment of the second installment in the event any NEO resigns or is terminated for cause on or before December 31, 2022).

Separation Agreements

On November 14, 2021, we entered into Separation & Transition Agreements and General Releases of All Claims with Oren Frank and Roni Frank (the “Separation Agreements”) in connection with their termination of employment with the Company. The Separation Agreements provide for the separation payments as provided in the table below.

Payment Type	Payment Schedule	Oren Frank Benefit	Roni Frank Benefit
Payment for Compliance with Restrictive Covenants	First payroll following 6 month anniversary of Separation Date (November 15, 2021)	$125,000
Base Salary Continuation	Regularly scheduled payroll dates following the Effective Date (November 21, 2021)	12 months at an annual rate of $350,000	6 months at an annual rate of $275,000
COBRA Premium Reimbursement	Equal monthly installments, as applicable	24 months (or until covered under a subsequent employer’s plan)
Lump Sum Cash Payment	First payroll following the Effective Date	$750,000
All stock options granted under the 2014 Plan	As of the Effective Date	Vesting fully accelerated; exercisable until June 1, 2024
RSUs granted under the 2021 Plan	As of the Effective Date	270,700 fully vested; remaining 162,425 forfeited for no consideration	77,344 fully vested; remaining 46,406 forfeited for no consideration
All stock options granted under the 2021 Plan	As of the Effective Date	Forfeited for no consideration

In addition, the Separation Agreements contain a standard release of all claims in favor of the Company and contain customary confidentiality, assignment of invention, and return of property provisions, a perpetual mutual non-disparagement provision, as well as standard non-compete and non-solicit restrictions effective for 12 months following the Separation Date.

The base salary continuation payments and COBRA premium reimbursements represent severance benefits provided for under the Company’s Executive Severance Plan (except that, rather than receiving 12 and 6 months of COBRA reimbursement payments, respectively, Mr. and Ms. Frank are each entitled to receive 24 months of COBRA reimbursement payments; however because Ms. Frank did not participate in our group health plans as an employee as of December 31, 2021, she will not receive any COBRA reimbursement payments). In addition, the Company paid $750,000 to each of Mr. and Ms. Frank as an additional separation payment in recognition of their contributions to the Company as founders and as additional consideration for their continued compliance with their restrictive covenants. Mr. and Ms. Frank will provide strategic advisory services to the Board for a period of six months in order to assist in the orderly transition of their respective duties, and the $125,000 payment will be made in respect of such services and subject to their continued compliance with their restrictive covenants.

We did not enter into any separation agreement in connection with the termination of Mark Hirschhorn’s employment on November 22, 2021 and he did not receive any payments and/or benefits upon his departure.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each NEO as of December 31, 2021.

Name	Grant Date	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Douglas L. Braunstein	6/22/2021(4)	-	63,404	8.52	6/21/2031	-	-
	10/18/2021(11)	-	-	-	-	15,385	30,308
Oren Frank	1/15/2016(2)	628,399	-	0.23	6/1/2024	-	-
	9/1/2016(2)	571,810	-	0.39	6/1/2024	-	-
	10/17/2017(2)	834,144	-	0.51	6/1/2024	-	-
	8/5/2019(3)	646,802	-	1.21	6/1/2024	-	-
	8/18/2020(3)	226,827	-	1.22	6/1/2024	-	-
Jennifer Fulk	7/15/2021(7)	-	492,600	5.81	7/14/2031	-	-
	10/18/2021(8)	-	-	-	-	123,750	243,788
Mark Hirschhorn	2/11/2020(5)	646,800	-	1.21	2/10/2030	-	-
	2/11/2020(5)	275,102	-	1.21	2/10/2030	-	-
	7/15/2021(6)	61,875	-	5.81	7/14/2031	-	-
Samara H. Braunstein	1/14/2021(9)	119,522	389,029	7.24	1/13/2031	-	-
	7/15/2021(10)	30,937	464,063	5.81	7/14/2031	-	-
	10/18/2021(11)	-	-	-	-	116,016	228,552
Gil Margolin	12/8/2014(2)	656,990	-	0.10	12/7/2024	-	-
	9/1/2016(2)	253,094	-	0.39	8/31/2026	-	-
	10/17/2017(2)	523,775	-	0.51	10/16/2027	-	-
	8/5/2019(12)	181,912	141,488	1.21	8/4/2029	-	-
	8/18/2020(12)	37,804	75,609	1.22	8/17/2030	-	-
	7/15/2021(10)	30,937	464,063	5.81	7/14/2031	-	-
	10/18/2021(11)	-	-	-	-	116,016	228,552
John C. Reilly	8/5/2019(13)	36,380	28,299	1.21	8/4/2029	-	-
	8/18/2020(12)	18,902	37,804	1.22	8/17/2030	-	-
	7/15/2021(10)	15,468	232,032	5.81	7/14/2031	-	-
	10/18/2021(11)	-	-	-	-	58,008	114,276
Roni Frank	1/15/2016(2)	628,399	-	0.23	6/1/2024	-	-
	9/1/2016(2)	571,810	-	0.39	6/1/2024	-	-
	10/17/2017(2)	834,144	-	0.51	6/1/2024	-	-
	8/5/2019(3)	646,802	-	1.21	6/1/2024	-	-
	8/18/2020(3)	226,827	-	1.22	6/1/2024	-	-

(1) Amounts are calculated based on multiplying the number of shares shown in the table by the per share closing price of our common stock on December 31, 2021, which was $1.97.

(2) These stock options, which were granted under the 2014 Plan, were fully vested and exercisable as of December 31, 2021.

(3) These stock options, which were granted under the 2014 Plan, became fully vested and exercisable on November 21, 2021, in connection with the termination of employment of Oren Frank and Roni Frank, as applicable.

(4) This stock option, which was granted under the 2014 Plan, vests and becomes exercisable 25% annually over a four year period of June 22, 2021.

(5) These stock options, which were granted under the 2014 Plan, ceased vesting on November 22, 2021 in connection with Mark Hirschhorn’s termination of employment.

(6) This stock option, which was granted under the 2021 Plan, ceased vesting on November 22, 2021 in connection with Mark Hirschhorn’s termination of employment.

(7) This stock option, which was granted under the 2021 Plan, vests and becomes exercisable 25% on the one-year anniversary of July 26, 2021 and 75% in twelve equal installments on each of the first twelve quarterly anniversaries of July 26, 2021 thereafter, subject to the NEO’s continued employment through each such vesting date.

(8) This RSU award, which was granted under the 2021 Plan, vests 25% on the one-year anniversary of September 1, 2021 and 75% in twelve equal installments on each of the first twelve quarterly anniversaries of September 1, 2021 thereafter, subject to the NEO’s continued employment through each such vesting date.

(9) This stock option, which was granted under the 2014 Plan, vests and becomes exercisable over a four-year period with respect to 1/48th of the shares underlying the option on each monthly anniversary of December 4, 2020 thereafter, subject to the NEO’s continued employment through each such vesting date.

(10) These stock options, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of July 1, 2021, subject to the NEO’s continued employment through each such vesting date.

(11) These RSU awards, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of September 1, 2021, subject to the NEO’s continued employment through each such vesting date.

(12) These stock options, which were granted under the 2014 Plan, vest and become exercisable over a four-year period with respect to 1/48th of the shares underlying the option on each monthly anniversary of September 1, 2019 for awards granted on August 5, 2019 or August 18, 2020 for awards granted on August 18, 2020, subject to the executive’s continued service.

(13) This RSU award, which was granted under the 2021 Plan, vests 25% on the one-year anniversary of September 1, 2019 and 75% in thirty-six equal installments on each of the first thirty-six monthly anniversaries of September 1, 2019 thereafter, subject to the NEO’s continued employment through each such vesting date.

Option Exercises and Stock Vested in Fiscal 2021

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Douglas L. Braunstein	-	-	-	-
Oren Frank	453,124	3,756,398	270,700	576,591
Jennifer Fulk	-	-	-	-
Mark Hirschhorn	856,802	5,435,316	-	-
Samara H. Braunstein	10,153	12,996	7,734	16,473
Gil Margolin	306,904	2,584,132	7,734	16,473
John C. Reilly	92,792	314,429	3,867	8,237
Roni Frank	453,124	3,756,398	77,344	164,743

(1) Amounts are calculated by multiplying the number of shares as to which the option was exercised by the market price of the shares on the exercise date, net of the exercise price.

(2) Amounts are calculated by multiplying the number of shares vested by our closing stock price on the vesting date.

Potential Payments Upon Termination or Change in Control

Executive Severance Plan

All of our NEOs other than Mr. Braunstein are (or, in the case of, Messrs. Frank and Hirschhorn and Ms. Frank, were, prior to their terminations) participants in the Executive Severance Plan, which provides for payments and benefits upon a participant’s termination without cause or resignation with good reason. The Executive Severance Plan is administered by our Compensation Committee.

Participants in the Executive Severance Plan are designated as either Tier 1 or Tier 2 participants at the time they are selected to participate, but the Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer always will be Tier 1 participants.

Pursuant to the terms of the Executive Severance Plan, in the event a participant is terminated without “cause” or resigns for “good reason” (each, as defined in the Executive Severance Plan), in each case, other than on or within the period beginning three months prior to a change in control and ending 12 months following a change in control, the participant will be eligible to receive: (i) salary continuation for 12 months, in the case of Tier 1 participants, or 6 months, in the case of Tier 2 participants; and (ii) payment or reimbursement of COBRA premiums for up to 12 months, in the case of Tier 1 participants, or 6 months, in the case of Tier 2 participants.

In addition, in the event a participant in the Executive Severance Plan is terminated without cause or resigns for good reason, in each case, on or within the period beginning 3 months prior to a change in control and ending 12 months following a change in control, the participant will be eligible to receive: (i) salary continuation for 24 months plus 200% of the participant’s target bonus amount, in the case of a Tier 1 participant, or salary continuation for 12 months plus 100% of the participant’s target bonus amount, in the case of a Tier 2 participant; (ii) a lump sum cash payment equal to the participant’s pro-rata target bonus amount;

(iii) payment or reimbursement of COBRA premiums for up to 18 months, in the case of a Tier 1 participant, or 12 months, in the case of a Tier 2 participant; and (iii) full accelerated vesting of all equity awards.

All severance payments and benefits under the Executive Severance Plan are subject to the participant’s execution of a release of claims against us and continued compliance with certain restrictive covenants. The Executive Severance Plan also includes a Section 280G “best pay” provision, which provides that if any amount received by a participant pursuant to the Executive Severance Plan that would be subject to the excise tax imposed by Section 4999 of the Code, the participant would receive the full amount of the payments and benefits or an amount reduced so that no portion would be subject to the excise tax, whichever would result in the largest payment to the participant on an after-tax basis.

Equity Plans

Certain stock options granted under the 2014 Plan in August 2019 to Mr. Margolin and Mr. Reilly and in August 2020 to Mr. Margolin originally provided for 25% of the option to vest and become exercisable upon the executive’s termination without cause, or if the Company completed a deemed liquidation event or an initial public offering of its common stock. These options also originally provided that they would vest and become exercisable in full upon the executive’s termination without cause within 12 months following (i) a deemed liquidation event or (ii) an initial public offering of the Company’s common stock. In connection with the Business Combination, the Company entered into a waiver agreement with each of the named executive officers under which each named executive officer waived his right to the 25% accelerated vesting upon a deemed liquidation event.

Under 2021 Plan, in the event of a change in control where any outstanding awards under the 2021 Plan are not substituted or assumed, such awards will become fully vested, exercisable, and/or payable in connection with the change in control.

Estimated Potential Payments

The following table summarizes the payments that would be made to our NEOs upon the occurrence of certain qualifying terminations of employment or a change in control, in any case, occurring on December 31, 2021 (or, in the cases of Messrs. Frank and Hirschhorn and Ms. Frank, the actual amounts owed in connection with their terminations during 2021, which in the case of Mr. and Ms. Frank, were determined pursuant to the terms of the Separation Agreements). Amounts shown do not include (i) accrued but unpaid base salary through the date of termination or (ii) other benefits earned or accrued by the NEO during his or her employment that are available to all salaried employees, such as accrued vacation.

Name	Benefit	Termination Without Cause or for Good Reason / Cause (no Change in Control) ($)	Change in Control (no Termination) ($)(1)	Termination Without Cause or for Good Reason / Cause in Connection with a Change in Control ($)
Douglas L. Braunstein	Cash	-	-	-
	Equity Acceleration(2)	-	-	30,308
	Continued Healthcare	-	-	-
	Total(3)	-	-	30,308

Oren Frank	Cash	1,225,000	-	-
	Equity Acceleration(4)	917,673	-	-
	Continued Healthcare	73,051	-	-
	Total(3)	2,215,724	-	-

Jennifer Fulk	Cash	200,000	-	1,200,000
	Equity Acceleration(2)	-	-	243,788
	Continued Healthcare	23,501	-	47,002
	Total(3)	223,501	-	1,490,790

Mark Hirschhorn	Cash	-	-	-
	Equity Acceleration(2)	-	-	-
	Continued Healthcare	-	-	-
	Total(3)	-	-	-

Samara H. Braunstein	Cash	165,000	-	660,000
	Equity Acceleration(2)	-	-	228,552
	Continued Healthcare	52	-	103
	Total(3)	165,052	-	888,655

Gil Margolin	Cash	165,000	-	660,000
	Equity Acceleration(2)	-	-	228,552
	Continued Healthcare	13,445	-	26,889
	Total(3)	178,445	-	915,441

John C. Reilly	Cash	130,000	-	416,000
	Equity Acceleration(2)	-	-	114,276
	Continued Healthcare	-	-	-
	Total(3)	130,000	-	530,276

Roni Frank	Cash	1,150,000	-	-
	Equity Acceleration(4)	262,196	-	-
	Continued Healthcare	-	-	-
	Total(3)	1,412,196	-	-

(1) Assumes awards are assumed or substituted in connection with the change in control.

(2) With respect to options, the value of equity acceleration was calculated by (i) multiplying the number of accelerated shares of common stock underlying the options by $1.97, the closing trading price of our common stock on December 31, 2021 and (ii) subtracting the exercise price for the options. With respect to RSUs, the value of equity acceleration was calculated by multiplying the number of accelerated RSUs by $1.97, the closing trading price of our common stock on December 31, 2021.

(3) Amounts shown are the maximum potential payment the NEO would have received as of December 31, 2021 (or, in the case of Messrs. Frank and Hirschhorn and Ms. Frank, the amounts actually received in connection with their terminations of employment). Amounts of any reduction pursuant to the 280G best pay provision, if any, would be calculated upon actual termination of employment.

(4) With respect to RSUs, the value of equity acceleration was calculated by multiplying the number of accelerated RSUs by $3.39, the closing trading price of our common stock on November 15, 2021, the date of termination of Mr. and Ms. Frank’s employment.

2021 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Douglas L. Braunstein (2)
Jeffrey M. Crowe	21,000	55,078	109,114	185,192
Erez Shachar	26,000	55,078	109,114	190,192
Curtis Warfield	31,500	55,078	322,550	409,128
Jacqueline Yeaney	21,000	55,078	322,550	398,628
Charles Berg	21,000	55,078	322,550	398,628
Madhu Pawar	21,000	55,078	322,550	398,628

(1) Amounts reflect the full grant-date fair value of RSUs and stock options granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all RSUs and option awards made to our directors in Note 13 to the consolidated financial statements included in this Annual Report.

(2) Mr. Braunstein served as our interim Chief Executive Officer for part of 2021; as such, his compensation earned as a director is disclosed in the Summary Compensation Table, above.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2021 by each non-employee director.

Name	Option Awards Outstanding at 2021 Fiscal Year End	Unvested Stock Awards Outstanding at 2021 Fiscal Year End
Douglas L. Braunstein	63,402	15,384
Jeffrey M. Crowe	63,402	15,384
Erez Shachar	63,402	15,384
Curtis Warfield	63,402	15,384
Jacqueline Yeaney	63,402	15,384
Charles Berg	63,402	15,384
Madhu Pawar	63,402	15,384

In connection with the closing of the Business Combination, we adopted a Director Compensation Program, which provides for annual retainer fees and long-term equity awards for certain of our non-employee directors (each, an “Eligible Director”). The material terms of the Director Compensation Program are summarized below.

Cash Compensation

•
Annual Retainer: $40,000
•
Annual Committee Chair Retainer:
o
Audit: $20,000
o
Compensation: $10,000

Annual cash retainers will be paid in quarterly installments in arrears and will be pro-rated for any partial calendar quarter of service.

Equity Compensation

•
Existing Director Grant: Each Eligible Director who was serving on the Board as of the closing of the Business Combination received (i) on the closing date of the Business Combination, a stock option award with a value of approximately $320,000 and (ii) upon the effectiveness of the Form S-8 with respect to the Company’s common stock issuable under the 2021 Plan, an RSU award with a value of approximately $80,000, in each case subject to the Eligible Director’s continued service through the applicable grant date (each, an “Existing Director Grant”). Each Existing Director Grant vests as to 25% of the shares subject to the applicable award on each of the first four anniversaries of the grant date of the applicable award, subject to the Eligible Director’s continued service through the applicable vesting date.
•
Annual Grant: An Eligible Director who is serving on the Board as of the date of the annual meeting of the Company’s stockholders each calendar year beginning with calendar year 2022 will be granted, on such annual meeting date, a RSU award with a value of approximately $160,000 (each, an “Annual Grant”). Each Annual Grant will vest in full on the earlier to occur of (A) the first anniversary of the applicable grant date and (B) the date of the next annual meeting following the grant date, subject to such Eligible Director’s continued service through the applicable vesting date.

•
Initial Grant: Each Eligible Director who is initially elected or appointed to serve on our Board at any time after the closing of the Business Combination will automatically be granted on such election or appointment date (i) a stock option award with a value of approximately $320,000 and (ii) a RSU award with a value of approximately $80,000 (each, an “Initial Grant”). Each Initial Grant will vest as to 25% of the shares subject to the applicable award on each of the first four anniversaries of the grant date of the applicable award, subject to the Eligible Director’s continued service through the applicable vesting date.

In addition, each Existing Director Grant, Annual Grant and Initial Grant will vest in full upon a change in control of our company (as defined in the 2021 Plan) if the Eligible Director will not become, as of immediately following the change in control, a member of the Board of the surviving entity or the ultimate parent of the surviving entity.

Compensation under our Director Compensation Program will be subject to the annual limits on non-employee director compensation set forth in the 2021 Plan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to holdings of our common stock by:

•
stockholders who beneficially owned more than 5% of the outstanding shares of our common stock;
•
each of our named executive officers and directors; and
•
all directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days.

Unless otherwise noted, the business address of each of those listed in the table below is 2578 Broadway #607, New York, NY 10025. We have based our calculation of the percentage of beneficial ownership on 153,916,476 shares of our common stock outstanding as of February 15, 2022.

Unless otherwise indicated, we believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares	% of Ownership
5% Holders
HEC Master Fund LP(1)	23,525,046	11.7%
Norwest Venture Partners XIII, LP(2)	14,702,972	9.6%
Entities affiliated with Spark Capital(3)	12,473,437	8.1%
Qumra Capital II, L.P.(4)	8,573,437	5.6%
Revolution Growth III, LP(5)	8,691,082	5.6%
Firstime Ventures G.P. Ltd.(6)	7,745,708	5.0%
Directors and Named Executive Officers
Oren Frank(7)	5,482,532	3.5%
Jennifer Fulk
Mark Hirschhorn(8)	1,840,579	1.2%
Roni Frank(9)	5,211,832	3.3%
Samara H. Braunstein(10)	4,825,627	3.1%
Gil Margolin(11)	2,771,670	1.8%
John C. Reilly(12)	468,827	*
Douglas L. Braunstein(13)	23,525,046	14.4%
Jeffrey M. Crowe(2) (14)	14,702,972	9.6%
Erez Shachar(4) (15)	8,573,437	5.6%
Curtis Warfield
Jacqueline Yeaney
Charles Berg
Madhu Pawar
All current directors and executive officers as a group (12 individuals)(16)	50,324,383	30.1%

*	Less than one percent

(1) Based on information reported on a Schedule 13D/A filed on November 17, 2021, a Form 4 filed on November 24, 2021 and information known to the Company, consists of (i) 11,340,600 shares of common stock and 7,640,000 shares of common stock issuable upon the exercise of warrants held by HEC Master Fund LP, (ii) 2,274,446 shares of common stock owned jointly among Douglas Braunstein and his spouse, including through a trust and (iii) 2,270,000 shares of common stock beneficially owned jointly among Mr. Braunstein and his spouse through the ownership of warrants exercisable within 60 days of the date of February 15, 2022. Douglas Braunstein is the Managing Member of HEC Management GP LLC ("MGT GP"). MGT GP is the Managing Member of HEC Performance GP LLC and the Managing Partner of Hudson Executive Capital LP, which is the Investment Manager of the HEC Master Fund LP. Hudson Executive Capital LP and Mr. Braunstein disclaims beneficial ownership of the securities owned by HEC Master Fund LP except to the extent of his pecuniary interest therein. The address of HEC Master Fund LP is c/o Walkers Corporate Limited, 190 Elgin Avenue George Town, Grand Cayman KY1-9001.

(2) Based on information reported on a Schedule 13G filed on February 14, 2022, consists of shares of common stock held by Norwest Venture Partners XIII, LP (“NVP XIII”). Genesis VC Partners XIII, LLC is the general partner of NVP XIII and may be deemed to have sole voting and dispositive power over the shares held by NVP XIII. NVP Associates, LLC, the managing member of Genesis VC Partners XIII, LLC and each of Promod Haque, Jeffrey Crowe and Jon Kossow, as Co-Chief Executive Officers of NVP Associates, LLC and members of the general partner, may be deemed to share voting and dispositive power over the shares held by NVP XIII. Such persons and entities disclaim beneficial ownership of the shares held by NVP XIII, except to the extent of any proportionate pecuniary interest therein. Mr. Crowe serves as a member of our board of directors. The address for these entities is 525 University Avenue, #800, Palo Alto, CA 94301.

(3) Based on information reported on a Schedule 13D filed on July 2, 2021, consists of shares of common stock held by Spark Capital IV, L.P. ("Spark IV"), Spark Capital Founders’ Fund IV, L.P. ("Spark FF IV" and together with Spark IV, the "Spark Funds"), Spark Management Partners IV, LLC ("Spark IV GP") (collectively, the “Spark Entities”). Spark IV GP is the general partner of each of the Spark Entities and may be deemed to have voting, investment and dispositive power with respect to these securities. Each of Santo Politi, Bijan Sabet, Paul Conway and Alex Finkelstein is a managing member of the general partner of these funds, which makes all voting and investment decisions for these funds through the vote of such managing members. The address of these entities is 200 Clarendon St., Floor 59, Boston, MA 02116.

(4) Based on information reported on a Schedule 13D filed on July 1, 2021, consists of shares of common stock that held by Qumra Capital II, L.P (“Qumra II”). Qumra Capital GP II, L.P. (“Qumra GP II”) is the general partner of Qumra II and Qumra Capital Israel I Ltd. (“Qumra Capital Ltd.”) is the general partner of Qumra GP II. Boaz Dinte and Erez Shachar serve as the managing partners of Qumra Capital Ltd. and share voting and dispositive power with respect to the shares held by Qumra II. Mr. Shachar serves as a member of our board of directors. The address for these entities are c/o Qumra Capital, HaNevi’im St 4, Tel Aviv-Yafo, Israel.

(5) Based on information reported on a Schedule 13G filed on July 2, 2021, consists of shares of common stock held by Revolution Growth III, LP (“Revolution Growth III”). Steven J. Murray is the operating manager of Revolution Growth UGP III, LLC (“Revolution Growth UGP III”), the general partner of Revolution Growth GP III, LP (“Revolution Growth GP III”), which is the general partner of Revolution Growth III. Revolution Growth UGP III, Revolution Growth GP III and Mr. Murray may be deemed to have voting power with respect to the shares held by Revolution Growth III. Revolution Growth UGP III, Revolution Growth GP III, Revolution Growth III, and Mr. Murray, Theodore J. Leonsis and Stephen M. Case, as members of Revolution Growth UGP III’s investment committee, may be deemed to share dispositive power over such shares. The address of these entities is 1717 Rhode Island Avenue, NW, 10th Floor, Washington, D.C. 20036.

(6) Based on information reported on a Schedule 13G/A filed on February 14, 2022, consists of (i) 774,039 shares held by Firstime Ventures L.P., (ii) 1,798,294 shares held by Firstime Investors A LP, (iii) 4,959,435 shares held by Firstime Ventures (A) L.P. (collectively, the “Firstime Entities”) and (iv) 213,940 shares held by Nextime Ventures I L.P. (“Nextime”). Firstime Ventures G.P Ltd. (“GPGP”), is the managing member of the Firstime Entities, and is the general partner of Firstime Ventures General Partner L.P., which in turn is the general partner of the Firstime Entities and may be deemed to have voting and dispositive power over the shares held by the Firstime Entities. Ilan Shiloah, Nir Tarlovsky and Jonathan Benartzi serve as Managing Partners of GPGP and may be deemed to share voting and dispositive power with respect to the shares held by the Firstime Entities. Firstime Ventures 2 G.P Ltd. (“GPGP 2”) is the general partner of Nextime Ventures General Partner L.P., which in turn is the general partner of Nextime. Ilan Shiloah, Nir Tarlovsky and Jonathan Benartzi serve as Managing Partners of GPGP 2 and may be deemed to share voting and dispositive power with respect to the shares held by Nextime. The address for these entities is 6 Hanehoshet Street, Tel-Aviv, Israel 6971070.

(7) Consists of (i) 1,267,726 shares of common stock held directly by Oren Frank, (ii) 474,719 shares of common stock held by the Oren Frank 2018 Trust and (iii) 3,740,087 shares of common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of February 15, 2022.

(8) Consists of 1,840,579 shares of common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of February 15, 2022.

(9) Consists of (i) 1,267,726 shares of common stock held directly by Roni Frank, (ii) 474,719 shares of common stock held by the Roni Frank 2018 Trust and (iii) 3,469,387 shares of common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of February 15, 2022.

(10) Consists of (i) 2,274,446 shares of common stock owned jointly among Samara Braunstein and her spouse, including through a trust, (ii) 2,270,000 shares of common stock beneficially owned jointly among Ms. Braunstein and her spouse through the ownership of warrants exercisable within 60 days of the date of February 15, 2022 and (ii) 281,181 shares of common stock held directly by Ms. Braunstein issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of February 15, 2022. Ms. Braunstein is the trustee of Braunstein 2015 Trust and therefore may be deemed to beneficially own the securities held by the Braunstein 2015 Trust.

(11) Consists of shares of common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of February 15, 2022.

(12) Consists of (i) 257,679 shares of common stock and (ii) 211,148 shares of common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of February 15, 2022.

(13) See footnote 1.

(14) Consists of shares of common stock held by NVP XIII. Mr. Crowe disclaims beneficial ownership of all such securities, except to the extent of any pecuniary interest therein. See footnote 2.

(15) Consists of shares of common stock held by Qumra II. Mr. Shachar disclaims beneficial ownership of the shares held of record by Qumra II except to the extent of his pecuniary interest therein. See footnote 4.

(16) Consists of (i) 37,149,134 shares of common stock, (ii) 9,910,000 shares of common stock issuable upon the exercise of warrants and (iii) 3,265,249 shares of common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of February 15, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2021

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights and Vesting of Stock Awards	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column)
Equity compensation plans not approved by security holders	—	—	—
Equity compensation plans approved by security holders (1) (2)	22,474,296	$2.26	11,851,649
Total	22,474,296	$2.26	11,851,649

(1) Consists of the 2014 Stock Incentive Plan (the “2014 Plan”), 2021 Incentive Award Plan (the “2021 Plan”) and 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The number of shares of common stock reserved for issuance under the 2021 Plan will increased on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, by a number equal to the lesser of (i) a number equal to five percent (5%) of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of Shares (as defined in the 2021 Plan) as is determined by the board of directors. The number of shares of common stock reserved for issuance under the 2021 ESPP will also increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031 by a equal to the lesser of (a) one percent (1%) of the aggregate number of Shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of Shares as determined by the board of directors.

(2) Consists of 20,144,202 outstanding options under the 2014 Plan and 2021 Plan (including 650,000 warrants issued to consultant) and 2,330,094 nonvested restricted stock units under the 2021 Plan.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Approval of Related Person Transactions

Our Board of Directors has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our finance department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our finance department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Financial Officer is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.

Relationships and Transactions with Directors, Executive Officers and Significant Stockholders

HEC Related Person Transactions

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, HEC, the HEC Insiders and Talkspace entered into the Sponsor Support Agreement pursuant to which the HEC Insiders agreed to, among other things, vote to adopt and approve the Merger Agreement and the Transactions, in each case, subject to the terms and conditions of the Sponsor Support Agreement.

Registration Rights Agreement

At the Closing, HEC, the Sponsor, Talkspace’s independent directors, certain former stockholders of Talkspace and certain other parties thereto entered into an Amended and Restated Registration Rights Agreement, pursuant to which pursuant to which Talkspace, Inc. agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Talkspace common stock and other equity securities of Talkspace that are held by the parties thereto from time to time.

Talkspace Related Person Transactions

Director and Officer Indemnification

Our Certificate of Incorporation provides for indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. In connection with the Closing, Talkspace we entered into indemnification agreements with each director and executive officer of Talkspace, Inc.

PIPE Investment

Talkspace PIPE Investors entered into subscription agreements with HEC, pursuant to which the Talkspace PIPE Investors subscribed for shares of Talkspace, Inc.’s common stock in connection with the PIPE Investment.

Independence of the Board of Directors

Our board of directors has determined that each of Jeffrey Crowe, Madhu Pawar, Erez Shachar, Curtis Warfield and Jacqueline Yeaney qualify as “independent” in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including that Jeffrey Crowe and Erez Shachar are affiliated with certain of our significant stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global (“Kost Forer Gabbay & Kasierer”), our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Fee Category:
Audit Fees (1)	665	325
Audit-Related Fees (2)	—	150
Tax Fees (3)	66	15
Total Fees	$731	$490
(1)
Fees for audit services include fees associated with the annual audit, reviews of the Company's quarterly reports on Form 10-Q and statutory audits required internationally. The 2021 fees include comfort letters; consents and assistance with and review of documents filed with the SEC.
(2)
Audit-related fees include vendor due diligence.
(3)
Tax fees consist of tax compliance including the review and filing of tax returns and tax advice services.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Kost Forer Gabbay & Kasierer to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Kost Forer Gabbay & Kasierer has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On a periodic basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by Kost Forer Gabbay & Kasierer without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1)
Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Supplemental Data filed as part of this Form 10-K. See Item 8 (pages 71 to 98)
(2)
Financial Statement Schedules
(3)
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 127 to 128).
(b)
See the Exhibit Index included hereinafter on pages 127 to 128
(c)
Financial Statement Schedules excluded from the annual report to stockholders

None

Item 16. FORM 10-K SUMMARY

None.

Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	File/Furnished Herewith
2.1+	Agreement and Plan of Merger, dated as of January 12, 2021, by and among Hudson Executive Investment Corp., Tailwind Merger Sub I, Inc., Tailwind Merger Sub II, LLC, and Groop Internet Platform, Inc. (d/b/a Talkspace).	S-4	333-252638	2.1	2/2/21
3.1	Second Amended and Restated Certificate of Incorporation of Talkspace, Inc.	8-K/A	001-39314	3.1	6/23/21
3.2	Bylaws of Talkspace, Inc.	8-K/A	001-39314	3.2	6/23/21
4.1	Warrant Agreement, dated as of June 8, 2020, by and between Continental Stock Transfer & Trust Company and Hudson Executive Investment Corp.	8-K	001-39314	4.1	6/11/20
4.2	Specimen Warrant Certificate of the Registrant.	S-1/A	333-238583	4.3	6/5/20
4.3	Specimen Common Stock Certificate.	S-4/A	333-252638	4.5	5/20/21
4.4	Description of Common Stock.					*
10.1†	2021 Incentive Award Plan.	S-8	333-259165	99.1	8/30/21
10.2†	2021 Employee Stock Purchase Plan.	S-8	333-259165	99.2	8/30/21
10.3†	2014 Stock Incentive Plan.	S-8	333-259165	99.3	8/30/21
10.4†	Form of Indemnification Agreement.	8-K	001-39314	10.1	6/23/21
10.5	Amended and Restated Registration Rights Agreement, by and among Talkspace, Inc. and the holders party thereto.	8-K	001-39314	10.2	6/23/21
10.6†	Non-Employee Director Compensation Program.	8-K	001-39314	10.3	6/23/21
10.7†	Form of Stock Option Agreement under the Talkspace, Inc. 2021 Incentive Award Plan.	8-K	001-39314	10.7(a)	6/23/21
10.8†	Form of Restricted Stock Unit Agreement under the Talkspace, Inc. 2021 Incentive Award Plan.	8-K	001-39314	10.7(b)	6/23/21
10.9†	Executive Severance Plan.	8-K	001-39314	10.9	6/23/21
10.10+	Credit and Security Agreement, dated as of March 15, 2021, by and among Talkspace Network LLC, Groop Internet Platform, Inc. and JPMorgan Chase Bank, N.A.	S-4/A	333-252638	10.19	4/6/21
10.11†	Employment Agreement, dated July 2, 2021, between the Company and Jennifer Fulk.	10-Q	001-39314	10.14	8/9/21
10.12†	Retention Agreement, dated December 6, 2021 by and between the Company and Jennifer Fulk.	8-K	001-39314	10.1	12/10/21
10.13†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and Oren Frank.	8-K	001-39314	10.4	6/23/21
10.14†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and Mark Hirschhorn.	8-K	001-39314	10.5	6/23/21
10.15†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and Roni Frank.	8-K	001-39314	10.6	6/23/21
10.16†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and Gil Margolin.					*
10.17†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and Samara Braunstein.					*
10.18†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and John C. Reilly.					*
10.19†	Retention Agreement, dated as of December 6, 2021, by and between Talkspace, Inc. and Gil Margolin.					*
10.20†	Retention Agreement, dated as of December 6,2021, by and between Talkspace, Inc. and Samara Braunstein.					*
10.21†	Retention Agreement, dated as of December 6, 2021, by and between Talkspace, Inc. and John C. Reilly.					*
21.1	List of Subsidiaries of Talkspace, Inc	8-K	001-39314		6/23/21
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).	*

* Filed herewith.

** Furnished herewith.

† Indicates management contract or compensatory plan.

+ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALKSPACE, INC.

Date: February 25, 2022	By:	/s/ Douglas Braunstein
Douglas Braunstein
Interim Chief Executive Officer

Date: February 25, 2022	By:	/s/ Jennifer Fulk
Jennifer Fulk
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Braunstein	Interim Chief Executive Officer and Director	February 25, 2022
Douglas Braunstein	(Principal Executive Officer)

/s/ Jennifer Fulk	Chief Financial Officer	February 25, 2022
Jennifer Fulk	(Principal Financial and Accounting Officer)

/s/ Jeffrey M. Crowe	Director	February 25, 2022
Jeffrey M. Crowe

/s/ Erez Shachar	Director	February 25, 2022
Erez Shachar

/s/ Curtis Warfield	Director	February 25, 2022
Curtis Warfield

/s/ Jacqueline Yeaney	Director	February 25, 2022
Jacqueline Yeaney

/s/ Charles Berg	Director	February 25, 2022
Charles Berg

/s/ Madhu Pawar	Director	February 25, 2022
Madhu Pawar