Form 10-Q
period 2022-03-31
Talkspace, Inc.
filed 2022-05-05
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 155,116,870 shares of common stock, $0.0001 par value per share, outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, stock-based compensation, revenue recognition, business strategy, plans and market growth.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: we have a history of losses, which we expect to continue, and we may never achieve or sustain profitability; our business and the markets we operate in are new and rapidly evolving which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter; we may not grow at the rates we historically have achieved or at all; the virtual behavioral health market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our services are not competitive, the growth of our business will be harmed; the outbreak of the novel coronavirus (COVID-19) and its impact on business and economic conditions could adversely affect our business, results of operations and financial condition, and the extent and duration of those effects will be uncertain; we operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed; if growth in the number of clients and members or providers on our platform decreases, or the number of products or services that we are able to sell to our clients and members decreases, due to legal, economic or business developments, our business, financial condition and results of operations will be harmed; we may be unsuccessful in achieving broad market education and changing consumer purchasing habits; our growth depends in part on the success of our strategic relationships with third parties that we provide services to; our virtual behavioral healthcare strategies depend on our ability to maintain and expand our network of therapists, psychiatrists and other providers; developments affecting spending by the healthcare industry could adversely affect our business; our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions; we are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician and other professional services, and our business, financial condition and our ability to operate in certain jurisdictions would be adversely affected if those relationships were disrupted or if our arrangements with our providers or clients are found to violate state laws prohibiting the corporate practice of medicine or fee splitting; the impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations; changes in consumer sentiment or laws, rules or regulations regarding the use of cookies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer behavior; our use and disclosure of personal information, including PHI, personal data, and other health information, is subject to state, federal or other privacy and security regulations; any failure to protect, enforce or defend our intellectual property rights could impair our ability to protect our technology and our brand; legal proceedings could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention; and the other important factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and described from time to time in our future reports filed with the SEC. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report and the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of any new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
(U.S. dollars in thousands, except share and per share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$184,127	$198,256
Accounts receivable, net of reserves of $4,706 and $4,918 as of March 31, 2022 and December 31, 2021, respectively	6,312	5,512
Other current assets	5,039	9,562
Total current assets	195,478	213,330
Property and equipment, net	633	624
Intangible assets, net	3,086	3,436
Goodwill	6,134	6,134
Other long-term assets	82	82
Total assets	$205,413	$223,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,490	$7,429
Deferred revenues	6,026	7,186
Accrued expenses and other current liabilities	10,234	12,562
Total current liabilities	25,750	27,177
Warrant liabilities	3,195	4,070
Other long-term liabilities	191	86
Total liabilities	29,136	31,333
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value — Authorized: 1,000,000,000 shares at March 31, 2022 and December 31, 2021; Issued and outstanding: 155,104,655 and 152,862,447 shares at March 31, 2022 and December 31, 2021, respectively	15	15
Additional paid-in capital	368,152	363,788
Accumulated deficit	(191,890)	(171,530)
Total stockholders’ equity	176,277	192,273
Total liabilities and stockholders’ equity	$205,413	$223,606

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except share and per share data)	2022	2021
Revenues	$30,150	$27,157
Cost of revenues	15,129	9,814
Gross profit	15,021	17,343
Operating expenses:
Research and development, net	5,035	2,964
Clinical operations	1,776	2,077
Sales and marketing	21,408	22,251
General and administrative	8,010	2,608
Total operating expenses	36,229	29,900
Operating loss	21,208	12,557
Financial (income) expense, net	(869)	173
Loss before taxes on income	20,339	12,730
Taxes on income	21	8
Net loss	$20,360	$12,738
Net loss per share (1):
Basic and diluted net loss per share	$0.13	$0.93
Weighted average number of common shares (1):
Weighted average number of common shares used in computing basic and diluted net loss per share:	154,083,443	13,762,205

(1) Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(U.S. dollars in thousands, except share and per share data)	Convertible Preferred Stock		Common Stock
Three Months Ended March 31, 2022	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2021	—	$—	152,862,447	$15	$363,788	$(171,530)	$192,273
Exercise of stock options	—	—	2,164,870	*)	2,063	—	2,063
Restricted stock units vested, net of tax	—	—	77,338	*)	(67)	—	(67)
Stock-based compensation	—	—	—	—	2,368	—	2,368
Net loss	—	—	—	—	—	(20,360)	(20,360)
Balance as of March 31, 2022	—	$—	155,104,655	$15	$368,152	$(191,890)	$176,277

	Convertible Preferred Stock (1)		Common Stock (1)
Three Months Ended March 31, 2021	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional paid-in capital (1)	Accumulated deficit	Total
Balance as of December 31, 2020	94,582,550	$111,282	13,413,431	$1	$9,889	$(108,788)	$(98,898)
Exercise of stock options	—	—	684,923	*)	797	—	797
Stock-based compensation	—	—	—	—	1,513	—	1,513
Issuance of warrants	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	(12,738)	(12,738)
Balance as of March 31, 2021	94,582,550	$111,282	14,098,354	$1	$12,324	$(121,526)	$(109,201)

*) Represents an amount lower than $1

(1) Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(U.S. dollars in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(20,360)	$(12,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	429	462
Stock-based compensation	2,368	1,513
Warrant change in fair value	(875)	165
Increase in accounts receivable, net	(800)	(1,666)
Decrease (increase) in other current assets	4,923	(1,076)
Increase in accounts payable	2,061	7,030
(Decrease) increase in deferred revenues	(1,160)	2,878
Decrease in accrued expenses and other current liabilities	(1,837)	(447)
Increase in other long-term liabilities	105	—
Net cash used in operating activities	(15,146)	(3,879)
Cash flows from investing activities:
Purchase of property and equipment	(88)	(319)
Net cash used in investing activities	(88)	(319)
Cash flows from financing activities:
Payment of deferred issuance costs	—	(75)
Proceeds from exercise of stock options	2,063	797
Payments for employee taxes withheld related to vested stock-based awards	(558)	—
Net cash provided by financing activities	1,505	722
Net decrease in cash and cash equivalents	(13,729)	(3,476)
Cash and cash equivalents at the beginning of the period	198,256	13,248
Cash and cash equivalents at the end of the period (1)	$184,527	$9,772
Supplemental cash flow data:
Cash paid during the period for interest	$12	$5
Cash paid during the period for income taxes	$174	$—
Non-cash financing activity:
Deferred issuance costs	$—	$2,673
Issuance of warrant and other costs related to the Credit Agreement	$—	$175

(1) As of March 31, 2022, amount includes restricted cash of $0.4 million maintained in a short-term certificate of deposit account and included within other current assets in the condensed consolidated balance sheet.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Talkspace, Inc. (together with its consolidated subsidiaries, the “Company” or “Talkspace”) is a leading behavioral healthcare company enabled by a purpose-built technology platform. Talkspace provides individuals and licensed therapists, psychologists and psychiatrists with an online platform for one-on-one therapy delivered via messaging, audio and video. Talkspace was originally incorporated as Hudson Executive Investment Corp. (“HEC”). In connection with the Business Combination completed in June 2021, HEC filed the Certificate of Incorporation and changed its name to “Talkspace, Inc.”.

Operating Segments

The Company operates its business as a single segment and as one reporting unit, which is how our chief operating decision maker (who is our interim chief executive officer) reviews financial performance and allocates resources.

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

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2021, have been applied consistently in these unaudited condensed consolidated financial statements, unless otherwise stated. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Recently Issued and Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted. The amendments in this ASU are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 and the adoption did not have a significant impact on its condensed consolidated financial statements or related disclosures.

In May 2021, the FASB issued ASU 2021-04—Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies and reduces diversity in accounting for modifications or exchanges of freestanding equity-written call options that remain equity classified after modifications or exchanges based on the substance of the transactions. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2022 and the adoption did not have an impact on its condensed consolidated financial statements or related disclosures.

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer's Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments in this ASU are effective for public entities excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2022 and the adoption did not have an impact on its condensed consolidated financial statements or related disclosures.

NOTE 3. REVENUE RECOGNITION

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

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenues from sales to unaffiliated customers:
Consumers	$17,260	$18,564
Commercial	12,890	8,593
Total	$30,150	$27,157

Accounts Receivable and Revenue Reserves

Revenue reserves are deducted from accounts receivable to present the net amount expected to be collected. As of March 31, 2022, revenue reserves mainly relate to allowances for accounts receivable balances from health insurance and EAP organizations. During the three months ended March 31, 2022, the Company recorded an increase in revenue reserves of $1.0 million. During the three months ended March 31, 2022, the Company also wrote-off $1.2 million of aged receivables that were previously fully reserved. As of March 31, 2022, the balance of receivables related to health insurance and EAP organizations was $6.0 million and the revenue reserves against these receivables was $4.7 million, of this amount $3.4 million relates to aged balances for periods prior to 2022.

Deferred Revenue

The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. As of March 31, 2021, deferred revenue related mainly to the Company’s consumer subscription business. Deferred revenue as of March 31, 2022 was $6.0 million ($7.2 million as of December 31, 2021). The Company recognizes deferred revenues as revenues in the statement of operations once performance obligations have been performed and satisfied. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less.

Contract Costs

The Company elected to use the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.

NOTE 4. FAIR VALUE MEASUREMENT

The carrying value of the Company’s cash equivalents, accounts receivable, other current assets, accounts payable, and accrued liabilities approximate fair value because of the relatively short-term nature of the underlying assets. The Company’s Private Placement Warrants are carried at fair value with changes in fair value recognized in earnings each period.

The Private Placement Warrants acquired in connection with the consummation of the Business Combination and the closing of the Forward Purchase Agreement with the HEC Fund are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within financial (income) expense, net in the condensed consolidated statement of operations.

The Private Placement Warrants were valued using the Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock. The expected volatility of the Company’s common stock was estimated to be approximately 68.8% and 67.8% as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022, the Company had gains related to the revaluation of the Private Placement Warrants of $0.9 million.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

(in thousands)	Level	March 31, 2022	December 31, 2021
Liabilities:		(unaudited)
Warrant liability – Private Placement Warrants	3	$3,195	$4,070

The following table presents the changes in the fair value of warrant liabilities during the three months ended March 31, 2022:

(in thousands)	Private Placement
Balance at December 31, 2021	$4,070
Change in value	(875)
Balance at March 31, 2022 (unaudited)	$3,195

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

NOTE 5. COMMITMENTS AND CONTINGENT LIABILITIES

Lease commitments

The Company does not currently have any leases with terms in excess of 12 months. Since terminating our prior office lease in New York City in August 2020, the Company has an immaterial short-term sublease for office space in New York City. The Company currently has no permanent physical office space and the majority of our employees are working remotely.

The Company has limited operations outside the United States. The Company has one foreign subsidiary located in Israel which leases its operating facilities under a month-to-month operating lease agreement.

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

Rent expenses under the Company’s short-term operating leases for the three months ended March 31, 2022 was $0.1 million (insignificant for the three months ended March 31, 2021).

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

In January 2022, the Company and certain of its current and former officers and directors were named as defendants in a soon to be consolidated securities class action complaint currently listed in the United States District Court for the Southern District of New York (the “Securities Actions”) under the case headings: (1) Baron v. Talkspace et al., No. 22-cv-00163 (S.D.N.Y.) and (2) Valdez v. Talkspace et al., No. 22-cv-00840 (S.D.N.Y.). The Securities Actions asserted violations of sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder. The Securities Actions generally relate to public disclosures and statements by the Company in connection with the Business Combination. The complaints seek, among other things, damages on behalf of all members of the proposed class. The Court is currently considering a lead plaintiff(s) for the consolidated case.

The Company is not able to predict the outcome of these lawsuits, nor can it predict the amount of time and expense that will be required to resolve the lawsuits. The Company believes that the lawsuits are without merit and intends to vigorously defend against them.

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

NOTE 6. CAPITAL STOCK

The Company’s authorized capital stock consists of (a) 1,000,000,000 shares of common stock, par value $0.0001 per share; and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2022, there were 155,104,655 shares of common stock issued and outstanding (152,862,447 as of December 31, 2021). As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

NOTE 7. SHARE-BASED COMPENSATION

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

The maximum number of shares of Talkspace common stock that may be issued pursuant to the exercise of incentive stock options granted under the 2021 Plan is 100,000,000. The aggregate share limit under the 2021 Plan will be subject to an annual increase on the first day of each calendar year beginning January 1, 2022 and ending on and including January 1, 2031 by a number of shares equal to the lesser of (i) a number equal to 5% of the aggregate number of shares of Talkspace common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Talkspace common stock as is determined by the Talkspace board of directors. An aggregate of 11,995,601 shares of Talkspace common stock are available for issuance under the 2021 Plan as of March 31, 2022.

In connection with the closing of the Business Combination, the Company also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) under which employees of Talkspace and its participating subsidiaries are provided with the opportunity to purchase Talkspace common stock at a discount through accumulated payroll deductions during successive offering periods.

The 2021 ESPP is administered by the compensation committee of the Company’s board of directors (referred to collectively as the “plan administrator”). The plan administrator has the authority to take all actions and make all determinations under the 2021 ESPP, to interpret the 2021 ESPP and to adopt, amend and repeal rules for the administration of the 2021 ESPP as it deems advisable. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of Talkspace common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of Talkspace common stock as determined by the Talkspace board of directors. The maximum number of shares of Talkspace common stock that may be granted under the 2021 ESPP is 50,000,000. An aggregate of 4,573,602 shares of Talkspace common stock are available for issuance under the 2021 ESPP as of March 31, 2022.

All stock-based awards are measured based on the grant date fair value and are generally recognized on a straight-line basis in the Company’s condensed consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period).

Stock Options

Stock options issued under the Plans generally vest over a four-year period and are exercisable a maximum period of ten years. A summary of the Company’s stock option activity under the 2014 Plan and the 2021 Plan for the three months ended March 31, 2022 is as follows:

	Three Months Ended March 31, 2022
	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1) (in thousands)
Outstanding at the beginning of the period	19,494,202	$1.95	6.88	$19,214
Granted	1,552,395	$1.61
Exercised	(2,164,870)	$0.95
Forfeited	(426,122)	$5.06
Outstanding at the end of the period	18,455,605	$1.97	7.15	$14,220
Exercisable at the end of the period	13,432,414	$0.86	5.92	$13,623

(1) The aggregate intrinsic value of options outstanding and options exercisable at end of the period does not include 4,779,271 and 1,366,014 options that are out of the money, respectively.

The weighted average grant-date fair value of stock options granted to employees during the three months ended March 31, 2022 and 2021 was $1.06 and $7.00, respectively.

As of March 31, 2022, there was $16.2 million of total unrecognized compensation cost related to non-vested options that are expected to be recognized over a period of up to 4 years.

Restricted Stock Units

The Company began issuing restricted stock units (“RSUs”) to certain employees and directors of the Company in the fourth quarter of 2021 under the 2021 plan. These RSUs typically vest over a four-year period.

The following table summarizes the activity for RSUs for the three months ended March 31, 2022:

	Three months ended March 31, 2022
	Number of restricted stock units	Weighted average grant-date fair value
Nonvested at beginning of the period	2,330,094	$3.58
Granted	3,452,961	$1.61
Vested	(116,613)	$3.58
Forfeited	(215,518)	$3.33
Nonvested at end of the period	5,450,924	$2.35

The fair value as of the respective vesting dates of RSUs that vested during three months ended March 31, 2022 was $0.2 million. As of March 31, 2022, there was $12.4 million of total unrecognized compensation cost related to non-vested RSUs that are expected to be recognized over a period of up to 3.9 years.

The following table sets forth the total stock-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development, net	$546	$172
Clinical Operations	122	71
Sales and Marketing	777	877
General and administrative	923	393
Total stock-based compensation expense	$2,368	$1,513

NOTE 8. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Net loss	$20,360	$12,738

Weighted-average shares used to compute net loss per share, basic and diluted (1)	154,083,443	13,762,205

Net loss per share, basic and diluted (1)	$0.13	$0.93

(1) Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination.

For the three months ended March 31, 2022, the following were excluded from the calculation of diluted income per share since each would have had an anti-dilutive effect given the Company’s net loss: 18,455,605 stock options, 5,450,924 restricted stock units, 12,780,000 private placement warrants and 21,350,000 public warrants to purchase the Company’s common stock.

For the three months ended March 31, 2021, the following were excluded from the calculation of diluted loss per share since each would have had an anti-dilutive effect given the Company’s net loss: 94,582,550 shares of convertible preferred stock, 20,631,735 stock options, 60,000 warrants to the Company’s common stock and 50,881 warrants to the Company’s series D convertible preferred stock.

NOTE 9. TAXES ON INCOME

As a result of the Company’s history of net operating losses (“NOL”), the Company has provided for a full valuation allowance against its deferred tax assets for assets that are not expected to be realized.

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following:

(in thousands)	March 31, 2022	December 31, 2021
Employee compensation	$3,135	$5,988
User acquisition	2,791	2,680
Professional fees	1,096	1,303
Other	3,212	2,591
Accrued expenses and other current liabilities	$10,234	$12,562

NOTE 11. SUBSEQUENT EVENTS

The Company’s wholly owned subsidiaries, Talkspace LLC and Talkspace Network LLC are in the process of entering into various management service agreements (“MSAs”) with Talkspace Provider Network, PA (“TPN”), a Texas professional association entity, as part of the transition of the Company’s structure with respect to its relationships with healthcare providers in response to its expansion of service offerings to include telepsychiatry services provided through licensed physicians. TPN is then contracting with the Company’s affiliated professional entities and physicians, therapists, and other licensed professionals for clinical and professional services provided to the Company’s members. The Company believes the transition to a structure where it operates under various MSAs with TPN, or an entity authorized by state law to contract with our affiliated professionals to delivery teletherapy services to our members, will better ensure the Company is able to comply with additional regulatory requirements, including the corporate practice of medicine and fee-splitting laws, that are necessarily implicated by engaging in telehealth care that can only be delivered by physicians.

In April 2022, the Company transitioned its provider network to TPN. The Company is continuing to transition its current agreements with its clients, members and other business partners to TPN or an affiliated professional entity, where applicable.

TPN is wholly-owned by an independent Texas-licensed physician. The Company has the power to direct the activities of TPN and the other authorized entities in each state that most significantly impact TPN’s and such other authorized entities’ economic performance as well as have the obligation to absorb significant losses and receive the benefits of TPN and the authorized entities. The Company does not believe this transition will have a material financial impact on its operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section to as “Talkspace,” the “Company,” “we,” “us” or “our” refer to the business of Talkspace, Inc. and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes contained in this Quarterly Report and the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those discussed in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and “Forward-Looking Statements” sections and elsewhere in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements.

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

As of March 31, 2022, we had over 64,000 active members receiving care through our B2C and B2B channels, including approximately 22,200 B2C active members, and approximately 76.5 million B2B eligible lives. We consider members “active” (i) in the case of our B2C members, commencing on the date such member initiates contact with a provider on our platform until the term of their monthly, quarterly or bi-annual subscription plan expires, unless terminated early, and (ii) in the case of our B2B members, if such members have engaged on our platform during the preceding 25 days, such as sending a text, video or audio message to, or participating in a video call with, a provider, completing a satisfaction or progress report survey or signing up for our platform. While a growth in active members typically highlights strong engagement with our members, not all active members are associated with revenue in that particular period. We consider B2B lives “eligible” if such persons are eligible to receive treatment on the Talkspace platform, in the case of our enterprise clients, while their employer is under an active contract with Talkspace, or, in the case of health plan clients, at an agreed upon reimbursement rate through insurance under an employee assistance program or other network behavioral health paid benefit program. There may be instances where a person may be covered through multiple solutions, typically through behavioral health plans and employee assistance programs. In these instances, the person is counted each time they are covered in the B2B eligible lives calculation, which may cause this amount to reflect a higher number of members than we actually serve. For the three months ended March 31, 2022, our clinicians completed 90,600 B2B sessions related to members covered under our health plan clients, as compared to 53,900 completed B2B sessions for the three months ended March 31, 2021.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Three Months Ended March 31,
(in thousands except number of health plan and enterprise clients or otherwise indicated)	2022	2021
Number of B2C active members at period end	22.2	33.6
Number of B2B eligible lives at period end (in millions)	76.5	49.5
Number of completed B2B sessions	90.6	53.9
Number of health plan clients at period end	16	10
Number of enterprise clients at period end	189	91
Total number of active members at period end	64.5	58.7

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest and other expenses (income), net, (ii) tax expense, (iii) depreciation and amortization, (iv) stock-based compensation expense and (v) certain non-recurring expenses, where applicable

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(20,360)	$(12,738)
Add:
Depreciation and amortization	429	462
Financial (income) expense, net (1)	(869)	173
Taxes on income	21	8
Stock-based compensation	2,368	1,513
Adjusted EBITDA	$(18,411)	$(10,582)

(1) For the three months ended March 31, 2022, financial (income) expense, net, primarily consisted of $0.9 million in gains resulting from the revaluation of warrant liabilities. For the three months ended March 31, 2021, financial (income) expense, net, primarily consisted of $0.2 million in losses resulting from the revaluation of warrant liabilities.

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

Revenue growth is generated from increasing our eligible covered lives through contracting with enterprise clients and health plans, and increasing membership subscriptions.

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

Total employee provider headcount was 290 as of March 31, 2022, as compared to 102 as of March 31, 2021.

Operating Expenses

Operating expenses consist of research and development, clinical operations, sales and marketing, and general and administrative expenses.

Total corporate employee headcount was 222 as of March 31, 2022, as compared to 164 as of March 31, 2021.

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

We expect clinical operations expenses will increase on an absolute dollar basis as we continue to grow our provider network and product offerings; however, the anticipated corresponding future revenue growth is expected to result in lower clinical operations expenses as a percentage of revenue.

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

Financial (income) expense, net

Financial (income) expense, net includes the impact from (i) non-cash changes in the fair value of our warrant liabilities, (ii) issuance costs related to our warrant liabilities, (iii) interest earned on cash equivalents deposited in our bank accounts and (iv) other financial expenses in connection with bank charges.

Taxes on income

Our taxes on income consists primarily of foreign income taxes related to income generated by our subsidiary organized under the laws of Israel. If we expand the scale of our international business activities, any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.

We have a full valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income in the United States.

Results of Operations

The following table presents the results of operations for the three months ended March 31, 2022 and 2021 and the dollar and percentage change between the respective periods:

	Three Months Ended March 31,		Variance
	2022	2021	$	%
(in thousands, except percentages, share and per share data)
Consumer revenue	$17,260	$18,564	$(1,304)	(7.0)
Commercial revenue	12,890	8,593	4,297	50.0
Total revenue	30,150	27,157	2,993	11.0
Cost of revenues	15,129	9,814	5,315	54.2
Gross profit	15,021	17,343	(2,322)	(13.4)
Operating expenses:
Research and development, net	5,035	2,964	2,071	69.9
Clinical operations	1,776	2,077	(301)	(14.5)
Sales and marketing	21,408	22,251	(843)	(3.8)
General and administrative	8,010	2,608	5,402	*
Total operating expenses	36,229	29,900	6,329	21.2
Operating loss	21,208	12,557	8,651	68.9
Financial (income) expense, net	(869)	173	(1,042)	*
Loss before taxes on income	20,339	12,730	7,609	59.8
Taxes on income	21	8	13	*
Net loss	$20,360	$12,738	$7,622	59.8
Net loss per share (1):
Basic and Diluted	$0.13	$0.93	$(0.79)	(85.7)
Weighted average number of common shares (1):
Basic and Diluted	154,083,443	13,762,205

* Percentage not meaningful.

(1) Prior period results have been adjusted to reflect the exchange of Old Talkspace’s common stock for Talkspace’s common stock at an exchange ratio of approximately 1.134140 in June 2021 as a result of the Business Combination.

Revenues. Revenues increased by $3.0 million, or 11.0% to $30.2 million for the three months ended March 31, 2022 from $27.2 million for the three months ended March 31, 2021. The increase was principally due to a 50% growth in B2B revenue driven by an increase in covered lives from health plan clients and new enterprise clients, and a higher number of completed B2B sessions, partially offset by higher revenue reserves on receivables from our existing health plan clients. Enterprise client contracts increased by 98 clients, or 107.7%, to 189 clients as of March 31, 2022 from 91 clients as of March 31, 2021. This increase in the number of enterprise clients increased revenue by $2.4 million, or 72.1%, to $5.7 million for the three months ended March 31, 2022 from $3.3 million for the three months ended March 31, 2021. Revenue, net of reserves, from our health plan clients increased by $1.9 million, or 36.3%, to $7.2 million for the three months ended March 31, 2022 from $5.3 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company recorded an increase in revenue reserves of $1.0 million related to receivables from its health plan clients. B2C member subscriptions revenue decreased by $1.3 million, or 7.0%, to $17.3 million for the three months ended March 31, 2022 from $18.6 million for the three months ended March 31, 2021 due in part to reduced marketing spend, partially offset by a one-time $0.5 million non-cash reversal in deferred revenue associated with customers no longer active on the Company’s platform.

We believe that the appeal of our technology platform, the quality of our providers and the cost of our services will continue to represent the primary drivers of revenue growth from B2B clients and B2C members.

Costs of revenues. Cost of revenues increased by $5.3 million, or 54.2%, to $15.1 million for the three months ended March 31, 2022 from $9.8 million for the three months ended March 31, 2021, primarily due to costs associated with an increase of employee providers on our platform and higher therapist compensation expense.

Gross profit. Gross profit decreased by $2.3 million, or 13.4%, to $15.0 million for the three months ended March 31, 2022 from $17.3 million for the three months ended March 31, 2021. This decrease was primarily due to higher cost of revenues due to an increase of providers on our platform to support our increased demand and higher therapist compensation expense, partially offset by the 11.0% increase in revenues. Gross margin (calculated as gross profit as a percentage of revenues) was 49.8% for the three months ended March 31, 2022, compared to 63.9% during the three months ended March 31, 2021. The decrease in gross margin was due primarily to a revenue shift to our B2B business, higher revenue reserves recorded related to our health plan clients and higher therapist compensation expense during the three months ended March 31, 2022.

Research and development expenses. Research and development expenses increased by approximately $2.1 million, or 69.9%, to $5.0 million for the three months ended March 31, 2022 from $3.0 million for the three months ended March 31, 2021. This was primarily due to an increase in employee-related costs, inclusive of non-cash stock compensation expense.

Clinical operations expenses. Clinical operations expenses decreased by $0.3 million, or 14.5% to $1.8 million for the three months ended March 31, 2022 from $2.1 million for the three months ended March 31, 2021. This was primarily due to a decrease in provider recruitment costs, partially offset by an increase in employee-related costs, inclusive of non-cash stock compensation expense.

Sales and marketing expenses. Sales and marketing expenses decreased by $0.8 million, or 3.8%, to $21.4 million for the three months ended March 31, 2022 from $22.3 million for the three months ended March 31, 2021. The decrease in sales and marketing expenses primarily consisted of a decrease in direct marketing and promotional costs, partially offset by an increase in employee-related costs, inclusive of non-cash stock compensation expense.

General and administrative expenses. General and administrative expenses increased by $5.4 million to $8.0 million for the three months ended March 31, 2022 from $2.6 million for the three months ended March 31, 2021. This increase was driven primarily by an increase in employee-related costs, inclusive of non-cash stock compensation expense, and an increase in insurance costs and consulting and professional fees.

Financial (income) expense, net. Financial income, net was $0.9 million for the three months ended March 31, 2022, compared to financial expense, net of $0.2 million for the three months ended March 31, 2021. The change in financial (income) expense, net was driven primarily by non-cash gains resulting from the revaluation of warrant liabilities during the three months ended March 31, 2022, compared to non-cash losses resulting from the revaluation of warrant liabilities during the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had $184.1 million of cash and cash equivalents, which were held to finance our operations and support a variety of growth initiatives and investments ($198.3 million as of December 31, 2021). We had no debt as of March 31, 2022 or December 31, 2021 and expect to generate operating losses for the foreseeable future.

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

We currently anticipate to be able to fund our cash needs for at least the next twelve months using available cash and cash equivalent balances as of March 31, 2022. However, in the future we may still require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary condensed consolidated cash flow information for the periods presented:

Cash Flows

	Three Months Ended March 31,
	2022	2021
(in thousands)
Net cash used in operating activities	$(15,146)	$(3,879)
Net cash used in investing activities	(88)	(319)
Net cash provided by financing activities	1,505	722
Net decrease in cash and cash equivalents	$(13,729)	$(3,476)

Operating Activities

Net cash used in operating activities was $15.1 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively. The increase in net cash used in operating activities was driven primarily by the negative impact from a higher net loss during the current-year period and favorable timing of payments on our accounts payable balances during the same prior-year period, partially offset by the favorable timing on collections of receivables during the current-year period. The higher net loss for the three months ended March 31, 2022 was driven primarily by higher general and administrative expenses and higher cost of revenues.

Investing Activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2022, compared to $0.3 million in net cash provided by investing activities for the three months ended March 31, 2021. The change was driven primarily by a decrease in the purchases of computer equipment and software during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Financing Activities

Net cash provided by financing activities was $1.5 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily driven by higher proceeds from the exercise of stock options, partially offset by payments for employee taxes withheld related to vested stock-based awards.

Contractual Obligations, Commitments and Contingencies

As of March 31, 2022, we did not have any short-term or long-term debt, capital lease obligations, long-term operating lease obligations, or significant long-term liabilities.

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

Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2021.

The Company’s accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are summarized in Note 2 to those statements and the notes thereto found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2022, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

Information regarding recent accounting developments and their impact on our results can be found in “Part I, Item 1. Financial Statements – Note 2 – Significant Accounting Policies” of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2022, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022 due to the material weaknesses in our internal control over financial reporting described below.

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

Financial Reporting

We continue to make progress on our automated and manual business process controls, including reports generated from these IT systems, that are dependent upon the completeness and accuracy of information from the affected ITGC material weakness. We are leveraging these improvements in the design of our future state processes and controls within our new enterprise resource planning (“ERP”) system, which is expected to go live during the second half of 2022. Our remediation plan includes, but is not limited to:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time-to-time, we are party to various legal proceedings, claims and litigation that arise in the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows. See Note 5, “Commitments and Contingencies,” for further details.

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. During the three months ended March 31, 2022, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

Talkspace, Inc.

Date: May 5, 2022	By:	/s/ Douglas Braunstein
Douglas Braunstein
Interim Chief Executive Officer

Date: May 5, 2022	By:	/s/ Jennifer Fulk
Jennifer Fulk
Chief Financial Officer