Form 10-Q
period 2022-06-30
Talkspace, Inc.
filed 2022-08-09
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 158,181,841 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: we have a history of losses, which we expect to continue, and we may never achieve or sustain profitability; our business and the markets we operate in are new and rapidly evolving which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter; we may not grow at the rates we historically have achieved or at all; the virtual behavioral health market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our services are not competitive, the growth of our business will be harmed; the outbreak of the novel coronavirus (COVID-19) and its impact on business and economic conditions; a deterioration in general economic conditions as a result of inflation, increased interest rates or otherwise could adversely affect our business, results of operations and financial condition, and the extent and duration of those effects are uncertain; we operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed; if growth in the number of clients and members or providers on our platform decreases, or the number of products or services that we are able to sell to our clients and members decreases, due to legal, economic or business developments, our business, financial condition and results of operations will be harmed; we may be unsuccessful in achieving broad market education and changing consumer purchasing habits; our growth depends in part on the success of our strategic relationships with third parties that we provide services to; our virtual behavioral healthcare strategies depend on our ability to maintain and expand our network of therapists, psychiatrists and other providers; developments affecting spending by the healthcare industry could adversely affect our business; our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions; we are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician and other professional services, and our business, financial condition and our ability to operate in certain jurisdictions would be adversely affected if those relationships were disrupted or if our arrangements with our providers or clients are found to violate state laws prohibiting the corporate practice of medicine or fee splitting; the impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations; changes in consumer sentiment or laws, rules or regulations regarding the use of cookies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer behavior; our use and disclosure of personal information, including PHI, personal data, and other health information, is subject to state, federal or other privacy and security regulations; any failure to protect, enforce or defend our intellectual property rights could impair our ability to protect our technology and our brand; legal proceedings could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention; and the other important factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and described from time to time in our future reports filed with the SEC. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(U.S. dollars in thousands, except share and per share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$166,622	$198,256
Accounts receivable, net of reserves of $4,698 and $4,918 as of June 30, 2022 and December 31, 2021, respectively	7,162	5,512
Other current assets	3,940	9,562
Total current assets	177,724	213,330
Property and equipment, net	623	624
Intangible assets, net	2,900	3,436
Goodwill	6,134	6,134
Other long-term assets	85	82
Total assets	$187,466	$223,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,810	$7,429
Deferred revenues	5,950	7,186
Accrued expenses and other current liabilities	10,898	12,562
Total current liabilities	24,658	27,177
Warrant liabilities	5,287	4,070
Other long-term liabilities	267	86
Total liabilities	30,212	31,333
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value — Authorized: 1,000,000,000 shares at June 30, 2022 and December 31, 2021; Issued and outstanding: 157,372,616 and 152,862,447 shares at June 30, 2022 and December 31, 2021, respectively	15	15
Additional paid-in capital	372,151	363,788
Accumulated deficit	(214,912)	(171,530)
Total stockholders’ equity	157,254	192,273
Total liabilities and stockholders’ equity	$187,466	$223,606

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands, except share and per share data)	2022	2021	2022	2021
Revenues	$29,844	$30,983	$59,994	$58,140
Cost of revenues	15,297	11,697	30,426	21,511
Gross profit	14,547	19,286	29,568	36,629
Operating expenses:
Research and development, net	5,576	4,781	10,611	7,745
Clinical operations	2,316	1,913	4,092	3,990
Sales and marketing	18,931	26,443	40,339	48,694
General and administrative	8,792	13,710	16,802	16,318
Total operating expenses	35,615	46,847	71,844	76,747
Operating loss	21,068	27,561	42,276	40,118
Financial expense, net	1,865	2,870	996	3,043
Loss before taxes on income	22,933	30,431	43,272	43,161
Taxes on income	89	10	110	18
Net loss	$23,022	$30,441	$43,382	$43,179
Net loss per share:
Basic and diluted net loss per share	$0.15	$1.15	$0.28	$2.15
Weighted average number of common shares:
Weighted average number of common shares used in computing basic and diluted net loss per share	155,709,901	26,362,369	154,901,165	20,097,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(U.S. dollars in thousands, except share and per share data)	Convertible Preferred Stock		Common Stock
Three and Six Months Ended June 30, 2022	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2021	—	$—	152,862,447	$15	$363,788	$(171,530)	$192,273
Exercise of stock options	—	—	2,164,870	*)	2,063	—	2,063
Restricted stock units vested, net of tax	—	—	77,338	*)	(67)	—	(67)
Stock-based compensation	—	—	—	—	2,368	—	2,368
Net loss	—	—	—	—	—	(20,360)	(20,360)
Balance as of March 31, 2022 (unaudited)	—	—	155,104,655	15	368,152	(191,890)	176,277
Exercise of stock options	—	—	1,092,515	*)	286	—	286
Restricted stock units vested, net of tax	—	—	1,175,446	*)	(126)	—	(126)
Stock-based compensation	—	—	—	—	3,839	—	3,839
Net loss	—	—	—	—	—	(23,022)	(23,022)
Balance as of June 30, 2022 (unaudited)	—	$—	157,372,616	$15	$372,151	$(214,912)	$157,254

	Convertible Preferred Stock		Common Stock
Three and Six Months Ended June 30, 2021	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2020	94,582,550	$111,282	13,413,431	$1	$9,889	$(108,788)	$(98,898)
Exercise of stock options	—	—	684,923	*)	797	—	797
Stock-based compensation	—	—	—	—	1,513	—	1,513
Issuance of warrants	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	(12,738)	(12,738)
Balance as of March 31, 2021 (unaudited)	94,582,550	$111,282	14,098,354	$1	$12,324	$(121,526)	$(109,201)
Exercise of stock options	—	—	2,617,908	*)	1,128	—	1,128
Stock-based compensation	—	—	—	—	15,196	—	15,196
Common stock issued related to exercise of warrants	—	—	98,871	*)	609	—	609
Acquisition of warrants	—	—	—	—	27,945	—	27,945
Preferred stock conversion	(94,582,550)	(111,282)	94,582,550	10	111,272	—	111,282
Issuance of common stock in connection with Business Combination and PIPE offering, net of issuance costs	—	—	40,858,053	4	185,739	—	185,743
Net loss	—	—	—	—	—	(30,441)	(30,441)
Balance as of June 30, 2021 (unaudited)	—	$—	152,255,736	$15	$354,213	$(151,967)	$202,261

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(U.S. dollars in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(43,382)	$(43,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	697	955
Amortization of debt issuance cost	—	175
Stock-based compensation	6,207	16,709
Warrant issue costs and change in fair value	1,217	3,043
Increase in accounts receivable, net	(1,650)	(703)
Decrease (increase) in other current assets	5,622	(1,784)
Increase in accounts payable	381	4,833
(Decrease) increase in deferred revenues	(1,236)	2,377
Decrease in accrued expenses and other current liabilities	(1,145)	(213)
Increase in other long-term liabilities	178	—
Net cash used in operating activities	(33,111)	(17,787)
Cash flows from investing activities:
Purchase of property and equipment	(160)	(449)
Net cash used in investing activities	(160)	(449)
Cash flows from financing activities:
(Payments) proceeds from reverse capitalization, net of transaction costs	(645)	251,325
Proceeds from borrowings	—	6,000
Repayment of borrowings	—	(6,000)
Payment of debt issuance cost	—	(50)
Proceeds from exercise of stock options	2,349	1,886
Payments for employee taxes withheld related to vested stock-based awards	(67)	—
Net cash provided by financing activities	1,637	253,161
Net (decrease) increase in cash and cash equivalents	(31,634)	234,925
Cash and cash equivalents at the beginning of the period	198,256	13,248
Cash and cash equivalents at the end of the period	$166,622	$248,173
Supplemental cash flow data:
Cash paid during the period for interest	$25	$101
Cash paid during the period for income taxes	$97	$—
Non-cash financing activity:
Conversion of preferred stock to common stock	$—	$111,282
Issuance of warrant and other costs related to the Credit Agreement	$—	$175

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Talkspace, Inc. (together with its consolidated subsidiaries, the “Company” or “Talkspace”) is a leading behavioral healthcare company enabled by a purpose-built technology platform. Talkspace provides individuals and licensed therapists, psychologists and psychiatrists with an online platform for one-on-one therapy delivered via messaging, audio and video. Talkspace was originally incorporated as Hudson Executive Investment Corp. (“HEC”). In connection with the Business Combination completed in June 2021, HEC changed its name to “Talkspace, Inc.”

Operating Segments

The Company operates its business as a single segment and as one reporting unit, which is how the Company's chief operating decision maker (who is the interim chief executive officer) reviews financial performance and allocates resources.

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

The Company’s policy is to consolidate all subsidiaries in which it has a controlling financial interest, as well as any Variable Interest Entities (“VIEs”) where the Company is deemed to be the primary beneficiary when it has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb significant losses or the right to receive benefits that could potentially be significant to the VIE.

In the second quarter of 2022, the Company completed the transition of its structure with respect to its relationships with healthcare providers and certain affiliated professional association and professional corporations in which it holds a variable interest. These affiliated professional association and professional corporations are considered VIEs since they do not have sufficient equity to finance their activities without additional subordinated financial support. The Company determined that it is the primary beneficiary of the VIEs and as a result consolidated them in its financial statements. All intercompany transactions and balances have been eliminated. See Note 11, “Variable Interest Entities,” for further details.

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

NOTE 3. REVENUE RECOGNITION

The Company operates a virtual behavioral healthcare business that connects individuals and licensed therapists, psychologists and psychiatrists with an online platform for one-on-one therapy delivered via messaging, audio and video. Individuals access the Company’s services through the Company’s website or mobile app. The Company generates revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to its therapy platform as well as supplementary a la carte offerings, payments from members and their respective insurance companies and annually contracted platform access fees from enterprise clients for the delivery of therapy services to their members or employees. The Company provides these services directly to individuals through a subscription plan. The Company recognizes member subscription revenues ratably over the subscription period, beginning when therapy services commence. Members may cancel at any time and will receive a pro-rata refund for the subscription price.

The Company also contracts with health plans and other enterprises to provide its services to individuals who are qualified to receive access to the Company’s services through the Company’s commercial arrangements. The Company recognizes contracted revenue from our enterprise clients from the commencement of their contracted term through the annual period based primarily on a per-member-per month model. The Company recognizes revenues from services provided to insured members at a point in time, as virtual therapy session is rendered. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service. Contracts with enterprise clients are for one or more years with the ability to provide 60 days advance notice prior to termination at each year mark during the term. On occasion and depending on the client, the Company allows a 60 or 90 day intra-year termination notice but only after the client has completed the first year of service.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues from sales to unaffiliated customers:
Consumers	$15,279	$21,091	$31,658	$39,655
Commercial	14,565	9,892	28,336	18,485
Total	$29,844	$30,983	$59,994	$58,140

Accounts Receivable and Revenue Reserves

Revenue reserves are deducted from accounts receivable to present the net amount expected to be collected. As of June 30, 2022, revenue reserves mainly relate to allowances for accounts receivable balances from health insurance and EAP organizations.

During the six months ended June 30, 2022 and 2021, the Company recorded an increase in revenue reserves of $1.0 million and $0.2 million, respectively. During the six months ended June 30, 2022, the Company wrote-off $1.2 million of its aged receivables that were previously fully reserved. There were no write-offs of aged balances during the six months ended June 30, 2021.

There were insignificant changes in reserves and no write-offs of aged balances during the three months ended June 30, 2022 and 2021.

As of June 30, 2022, the balance of receivables related to health insurance and EAP organizations was $5.8 million and the revenue reserves against these receivables was $4.7 million, of this amount $2.6 million relates to aged balances for periods prior to 2022.

Deferred Revenue

The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. As of June 30, 2022, deferred revenue related mainly to the Company’s consumer subscription business. Deferred revenue as of June 30, 2022 was $6.0 million ($7.2 million as of December 31, 2021). The Company recognizes deferred revenues as revenues in the statement of operations once performance obligations have been performed and satisfied. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less.

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

The Private Placement Warrants assumed in connection with the consummation of the Business Combination and the closing of the Forward Purchase Agreement with the HEC Fund are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within financial expense, net, in the condensed consolidated statement of operations.

The Private Placement Warrants were valued using the Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock. For the three and six months ended June 30, 2022, the Company had losses related to the remeasurement of the Private Placement Warrants of $2.1 million and $1.2 million, respectively.

The following table presents the changes in the fair value of warrant liabilities during the three and six months ended June 30, 2022:

	Level 3 Liabilities
	For the Three Months Ended June 30, 2022
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$3,195	$2,092	$5,287

	Level 3 Liabilities
	For the Six Months Ended June 30, 2022
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$4,070	$1,217	$5,287

NOTE 5. COMMITMENTS AND CONTINGENT LIABILITIES

Lease commitments

The Company does not currently have any leases with terms in excess of 12 months. Since terminating the prior office lease agreement in New York City in August 2020, the Company has an immaterial month to month operating lease for office space in New York City. The Company currently has no permanent physical office space, and the majority of its employees are working remotely.

The Company has limited operations outside the United States. The Company has one foreign subsidiary located in Israel which leases its operating facilities under a month-to-month operating lease agreement.

The Company elected the practical expedient for lease agreements with a term of twelve months or less and does not recognize right-of-use (“ROU”) assets and lease liabilities in respect of those agreements. The Company also elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases.

Rent expenses under the Company’s short-term operating leases for the three and six months ended June 30, 2022 was $50,000 and $110,000, respectively.

Litigation

The Company is and may in the future be involved in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that any such litigation or claims are unlikely to have any material adverse impact on the Company’s consolidated results of operations, cash flows or financial position. Regardless of the outcome, however, litigation can have an adverse impact on the Company because of the costs to defend lawsuits, diversion of management resources and other factors.

In January 2022, the Company and certain of its current and former officers and directors were named as defendants in securities class action complaints filed in the United States District Court for the Southern District of New York (the “Securities Actions”) under the case headings: (1) Baron v. Talkspace et al., No. 22-cv-00163 (S.D.N.Y.) and (2) Valdez v. Talkspace et al., No. 22-cv-00840 (S.D.N.Y.). The Securities Actions asserted violations of sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5 and 14a-9 promulgated thereunder. The Securities Actions generally relate to public disclosures and statements by the Company in connection with its merger with HEC. The core allegations are that in connection with the merger, defendants made material misstatements and omissions regarding Talkspace’s business, financial condition, and growth prospects. The complaints seek, among other things, damages on behalf of all members of the proposed class. In June 2022, the Securities Actions were consolidated under the caption In re Talkspace, Inc. Securities Litigation (the “Consolidated Securities Action”).

On June 15, 2022, an individual filed a stockholder derivative lawsuit purportedly on behalf of Talkspace, naming certain of the Company’s current and former officers and directors as defendants and the Company as a nominal defendant. The suit is pending in the United States District Court for the Southern District of New York under the case caption Odsvall v. Oren Frank et al., No. 22-cv-05016 (S.D.N.Y.) (the “Odsvall Derivative Lawsuit”). The Odsvall Derivative Lawsuit asserts claims for violations of federal securities laws and breaches of fiduciary duty based on many of the same facts at-issue in the Consolidated Securities Action. The complaint in the Odsvall Derivative Lawsuit additionally alleges that the individual defendants breached their fiduciary obligations to Talkspace by permitting misleading statements to be published in a proxy statement, press releases, and other public filings and announced on a quarterly earnings call. The complaint seeks, among other things, damages on behalf of the Company, restitution and injunctive relief.

On July 22, 2022, an individual filed a stockholder derivative lawsuit purportedly on behalf of Talkspace, naming the Company’s current directors as defendants and the Company as a nominal defendant. The suit is pending in the United States District Court for the Southern District of New York under the case caption Nayman v. Berg, et al., No. 22-cv-06258 (S.D.N.Y.) (the “Nayman Derivative Lawsuit”). The Nayman Derivative Lawsuit asserts claims for violations of federal securities laws, breach of fiduciary duty, and aiding and abetting breach of fiduciary duty relating to the merger with HEC, among other things, based on many of the same facts at issue in the Consolidated Securities Action. The complaint seeks, among other things, damages on behalf of the Company, restitution and injunctive relief.

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

NOTE 6. CAPITAL STOCK

The Company’s authorized capital stock consists of (a) 1,000,000,000 shares of common stock, par value $0.0001 per share; and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2022, there were 157,372,616 shares of common stock issued and outstanding (152,862,447 as of December 31, 2021). As of June 30, 2022 and December 31, 2021, no shares of preferred stock were issued or outstanding.

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

In connection with the closing of the Business Combination, the Company also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) under which employees of Talkspace and its participating subsidiaries are provided with the opportunity to purchase Talkspace common stock at a discount through accumulated payroll deductions during successive offering periods. As of June 30, 2022, no employee stock purchases have been made under the 2021 ESPP.

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

The following table sets forth the total stock-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development, net	$662	$1,345	$1,208	$1,517
Clinical Operations	79	216	201	287
Sales and Marketing	816	3,142	1,593	4,019
General and administrative	2,282	10,493	3,205	10,886
Total stock-based compensation expense	$3,839	$15,196	$6,207	$16,709

NOTE 8. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Net loss	$23,022	$30,441	$43,382	$43,179

Weighted-average shares used to compute net loss per share, basic and diluted	155,709,901	26,362,369	154,901,165	20,097,094

Net loss per share, basic and diluted	$0.15	$1.15	$0.28	$2.15

For the three and six months ended June 30, 2022, the following were excluded from the calculation of diluted net loss per share since each would have had an anti-dilutive effect given the Company’s net loss: 18,042,701 stock options, 6,360,148 restricted stock units, 12,780,000 private placement warrants and 21,350,000 public warrants to purchase the Company’s common stock.

For the three and six months ended June 30, 2021, the following were excluded from the calculation of diluted net loss per share since each would have had an anti-dilutive effect: 18,304,765 stock options, 12,780,000 private placement warrants and 21,350,000 public warrants to purchase the Company's common stock.

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

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following:

(in thousands)	June 30, 2022	December 31, 2021
Employee compensation	$5,183	$5,988
User acquisition	3,203	2,680
Professional fees	707	1,303
Other	1,805	2,591
Accrued expenses and other current liabilities	$10,898	$12,562

NOTE 11. VARIABLE INTEREST ENTITIES ("VIEs")

In the second quarter of 2022, the Company completed its transition with respect to its relationships with healthcare providers under Talkspace Provider Network, PA (“TPN”), a Texas professional association entity. The Company's wholly owned subsidiary, Talkspace LLC, is party to various Management Services Agreements (“MSAs”) between it and TPN as well as other affiliated professional entities ("PC entities") as part of this transition. TPN and the PC entities, where applicable, contract with physicians, therapists, and other licensed professionals for clinical and professional services provided to the Company’s members. The Company believes the transition to a structure where it operates under various MSAs with professional associations and professional corporations authorized by state law to contract with affiliated professionals to delivery teletherapy services to its members, will help ensure the Company is able to comply with all applicable regulatory requirements, including the corporate practice of medicine and fee-splitting laws, that are necessarily implicated by engaging in telehealth care that can only be delivered by physicians. The Company is continuing to transition its current agreements with its clients, members and other business partners to TPN or the PC entities, where applicable.

Pursuant to the MSAs, Talkspace LLC is the manager entity (the “Manager”) and provides management and administrative resources and services essential to the operations of TPN and the PC entities and receives a management fee for these services and reimbursement of expenses incurred. TPN and the PC entities in turn have the obligation under the MSAs to engage all licensed physicians and other health professionals to provide behavioral healthcare services to the Company's members. As of June 30, 2022, the PC entities are not active and no activity has been recorded under these entities.

The Company holds a variable interest in TPN. TPN is considered a variable interest entity (“VIE”) under Accounting Standard Codification 810, Consolidation, since it does not have sufficient equity to finance its activities without additional subordinated financial support. An entity having a controlling financial interest in a VIE must consolidate the VIE if it has both power and benefits—that is, it has (1) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance (power) and (2) the obligation to absorb losses of the VIE that potentially could be significant to the VIE or the right to receive benefits from the VIE that potentially could be significant to the VIE (benefits). The Company has the power and rights to control the activities of TPN that most significantly impact TPN's economic performance and the obligation to absorb all losses or the right to receive the benefits from TPN, and as a result TPN is consolidated in the Company’s financial statements. In addition, no non-controlling interest is recorded in respect of TPN as it has a single individual shareholder who has no right to dividends or residual interest.

The following table details the assets and liabilities of the Company's consolidated VIE:

(in thousands)	June 30, 2022
ASSETS
Cash and cash equivalents	$306
Other assets	54
Total Assets	$360
LIABILITIES
Accrued expenses and other current liabilities	3,140
Total Liabilities	$3,140

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

As of June 30, 2022, we had over 68,700 active members through our B2C and B2B channels, including approximately 20,100 B2C active members, and approximately 77 million B2B eligible lives. For the three and six months ended June 30, 2022, our clinicians completed 96,000 and 186,600 B2B sessions, respectively, related to members covered under our health plan clients, as compared to 66,800 and 120,800 completed B2B sessions for the three and six months ended June 30, 2021, respectively. Please refer to the “Key Business Metrics” section below for a description of active members and B2B eligible lives.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Six Months Ended June 30,
(in thousands except number of health plan and enterprise clients or otherwise indicated)	2022	2021
Number of B2C active members at period end	20.1	30.4
Number of B2B eligible lives at period end (in millions)	77.0	55.0
Number of completed B2B sessions	186.6	120.8
Number of health plan clients at period end	16	11
Number of enterprise clients at period end	205	107

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

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with GAAP, we believe adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities. We also use adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. We believe that the use of adjusted EBITDA is helpful to our investors as it is a metric used by management in assessing the health of our business and our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as a tool for comparison. A reconciliation is provided below for this non-GAAP financial measure to net loss, the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review our GAAP financial measure and the reconciliation of our non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business.

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest and other expenses (income), net, (ii) tax expense, (iii) depreciation and amortization, (iv) stock-based compensation expense and (v) certain non-recurring expenses, where applicable

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(23,022)	$(30,441)	$(43,382)	$(43,179)
Add:
Depreciation and amortization	268	493	697	955
Financial expense, net (1)	1,865	2,870	996	3,043
Taxes on income	89	10	110	18
Stock-based compensation	3,839	15,196	6,207	16,709
Adjusted EBITDA	$(16,961)	$(11,872)	$(35,372)	$(22,454)

(1) For the three and six months ended June 30, 2022, financial expense, net, primarily consisted of $2.1 million and $1.2 million, respectively, in losses resulting from the revaluation of warrant liabilities. For the three months ended June 30, 2021, financial expense, net, primarily consisted of $4.0 million in warrant issuance costs related to the closure of the Business Combination, partially offset by $1.4 million in gains resulting from the revaluation of warrant liabilities. For the six months ended June 30, 2021, financial expense, net, primarily consisted of $4.0 million in warrant issuance costs related to the closure of the Business Combination, partially offset by $1.2 million in gains resulting from the revaluation of warrant liabilities.

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

We recognize contracted revenue from our enterprise clients from the commencement of their contracted term through the annual period based primarily on a per-member-per month model. We recognize revenues from services provided to insured members at a point in time, as virtual therapy session is rendered. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service. Contracts with our enterprise clients are for one or more years with the ability to provide 60 days advance notice prior to termination at each anniversary during the term. On occasion and depending on the client, we allow a 60 or 90 day intra-year termination notice but only after the client has completed the first year of service.

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

Total employee provider headcount was 252 as of June 30, 2022, as compared to 227 as of June 30, 2021.

Operating Expenses

Operating expenses consist of research and development, clinical operations, sales and marketing, and general and administrative expenses.

Total corporate employee headcount was 239 as of June 30, 2022, as compared to 185 as of June 30, 2021.

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

We expect research and development expenses will increase on an absolute dollar basis as we continue to grow our platform and product offerings; however, anticipated future revenue growth is expected to result in lower research and development expenses as a percentage of revenue.

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

We expect clinical operations expenses will increase on an absolute dollar basis as we continue to grow our provider network and product offerings; however, anticipated future revenue growth is expected to result in lower clinical operations expenses as a percentage of revenue.

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

Financial expense, net

Financial expense, net includes the impact from (i) non-cash changes in the fair value of our warrant liabilities, (ii) issuance costs related to our warrant liabilities, (iii) interest earned on cash equivalents deposited in our bank accounts and (iv) other financial expenses in connection with bank charges.

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

Results of Operations

The following table presents the results of operations for the three and six months ended June 30, 2022 and 2021 and the dollar and percentage change between the respective periods:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2022	2021	$	%	2022	2021	$	%
(in thousands, except percentages, share and per share data)	Unaudited				Unaudited
Revenues	$29,844	$30,983	$(1,139)	(3.7)	$59,994	$58,140	$1,854	3.2
Cost of revenues	15,297	11,697	3,600	30.8	30,426	21,511	8,915	41.4
Gross profit	14,547	19,286	(4,739)	(24.6)	29,568	36,629	(7,061)	(19.3)
Operating expenses:
Research and development, net	5,576	4,781	795	16.6	10,611	7,745	2,866	37.0
Clinical operations	2,316	1,913	403	21.1	4,092	3,990	102	2.6
Sales and marketing	18,931	26,443	(7,512)	(28.4)	40,339	48,694	(8,355)	(17.2)
General and administrative	8,792	13,710	(4,918)	(35.9)	16,802	16,318	484	3.0
Total operating expenses	35,615	46,847	(11,232)	(24.0)	71,844	76,747	(4,903)	(6.4)
Operating loss	21,068	27,561	6,493	23.6	42,276	40,118	(2,158)	(5.4)
Financial expense, net	1,865	2,870	(1,005)	(35.0)	996	3,043	(2,047)	(67.3)
Loss before taxes on income	22,933	30,431	7,498	24.6	43,272	43,161	(111)	(0.3)
Taxes on income	89	10	79	790.0	110	18	92	511.1
Net loss	$23,022	$30,441	7,419	24.4	$43,382	$43,179	(203)	(0.5)
Net loss per share:
Basic and Diluted	$0.15	$1.15	$1.00	87.0	$0.28	$2.15	$1.87	87.0
Weighted average number of common shares:
Basic and Diluted	155,709,901	26,362,369			154,901,165	20,097,094

Revenues. Revenues decreased by $1.1 million, or 3.7% to $29.8 million for the three months ended June 30, 2022 from $31.0 million for the three months ended June 30, 2021. The decrease was principally due to a 27.6% decrease in B2C revenue, offset by a 47.2% growth in B2B revenue driven by an increase in covered lives from health plan clients and new enterprise clients, and a higher number of completed B2B sessions. B2C member subscriptions revenue decreased by $5.8 million, or 27.6%, to

$15.3 million for the three months ended June 30, 2022 from $21.1 million for the three months ended June 30, 2021 due in part to reduced marketing spend. Enterprise client contracts increased by 98 clients, or 91.6%, to 205 clients as of June 30, 2022 from 107 clients as of June 30, 2021. This increase in the number of enterprise clients increased revenue by $2.9 million, or 76.3% to $6.7 million for the three months ended June 30, 2022 from $3.8 million for the three months ended June 30, 2021. Revenue, net of reserves, from our health plan clients increased by $1.7 million, or 27.9%, to $7.8 million for the three months ended June 30, 2022 from $6.1 million for the three months ended June 30, 2021. The Company did not record revenue reserves related to receivables from its health plan clients during the three months ended June 30, 2022.

Revenues increased by $1.9 million, or 3.2% to $60.0 million for the six months ended June 30, 2022, from $58.1 million for the six months ended June 30, 2021. The increase was principally due to a 53.3% growth in B2B revenue driven by an increase in covered lives from health plan clients and new enterprise clients, and a higher number of completed B2B sessions, partially offset by higher revenue reserves on receivables from our existing health plan clients. Enterprise client contracts increased by 98 clients, or 91.6%, to 205 clients as of June 30, 2022 from 107 clients as of June 30, 2021. This increase in the number of enterprise clients increased revenue by $5.2 million, or 73.2% to $12.3 million for the six months ended June 30, 2022 from $7.1 million for the six months ended June 30, 2021. Revenue, net of reserves, from our health plan clients increased by $4.7 million, or 41.6% to $16.0 million for the six months ended June 30, 2022 from $11.3 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company recorded an increase in revenue reserves of $1.0 million related to receivables from its health plan clients. B2C member subscriptions revenue decreased by $8.0 million, or 20.2% to $31.7 million for the six months ended June 30, 2022 from $39.7 million for the six months ended June 30, 2021 due in part to reduced marketing spend, partially offset by a one-time $0.6 million non-cash reversal in deferred revenue associated with customers no longer active on the Company’s platform.

We believe that the appeal of our technology platform, the quality of our providers and the cost of our services will continue to represent the primary drivers of revenue growth from B2B clients and B2C members. The decline in B2C revenue this quarter resulted from an intentional and strategic decision to reduce marketing spend.

Costs of revenues. Cost of revenues increased by $3.6 million, or 30.8%, to $15.3 million for the three months ended June 30, 2022 from $11.7 million for the three months ended June 30, 2021, primarily due to costs associated with an increase of employee providers on our platform and higher therapist compensation expense.

Cost of revenues increased by $8.9 million, or 41.4%, to $30.4 million for the six months ended June 30, 2022 from $21.5 million for the six months ended June 30, 2021, primarily due to costs associated with an increase of employee providers on our platform and higher therapist compensation expense.

Gross profit. Gross profit decreased by $4.7 million, or 24.6%, to $14.5 million for the three months ended June 30, 2022 from $19.3 million for the three months ended June 30, 2021. This was primarily due to higher cost of revenues due to an increase of employee providers on our platform to support increased demand and higher therapist compensation expense and the 3.7% decrease in revenues. Gross margin (calculated as gross profit as a percentage of revenues) was 48.7% for the three months ended June 30, 2022, compared to 62.2% during the three months ended June 30, 2021. The decrease in gross margin was due primarily to a revenue shift to our B2B business, higher revenue reserves recorded related to our health plan clients and higher therapist compensation expense during the three months ended June 30, 2022.

Gross profit decreased by $7.1 million, or 19.3%, to $29.6 million for the six months ended June 30, 2022 from $36.6 million for the six months ended June 30, 2021. This was primarily due to an increase in cost of revenues due to an increase of providers on our platform to support our increased demand and higher therapist compensation expense, partially offset by the 3.2% increase in revenues. Gross margin (calculated as gross profit as a percentage of revenues) was 49.3% for the six months ended June 30, 2022, compared to 63.0% during the six months ended June 30, 2021. The decrease in gross margin was due primarily to a revenue shift to our B2B business which generally realize lower margins, higher revenue reserves recorded related to our health plan clients and higher therapist compensation expense during the six months ended June 30, 2022.

Research and development expenses. Research and development expenses increased by approximately $0.8 million, or 16.6% to $5.6 million for the three months ended June 30, 2022 from $4.8 million for the three months ended June 30, 2021. This was primarily due to an increase in employee-related costs, inclusive of non-cash stock compensation expense.

Research and development expenses increased by approximately $2.9 million, or 37.0%, to $10.6 million for the six months ended June 30, 2022 from $7.7 million for the six months ended June 30, 2021. This was primarily due to an increase in employee-related costs, inclusive of non-cash stock compensation expense.

Clinical operations expenses. Clinical operations expenses increased by $0.4 million, or 21.1% to $2.3 million for the three months ended June 30, 2022 from $1.9 million for the three months ended June 30, 2021. This was primarily due to an increase in employee-related costs, inclusive of non-cash stock compensation expense.

Clinical operations expenses increased by $0.1 million, or 2.6% to $4.1 million for the six months ended June 30, 2022 from $4.0 million for the six months ended June 30, 2021. This was primarily due to an increase an increase in employee-related costs, inclusive of non-cash stock compensation expense.

Sales and marketing expenses. Sales and marketing expenses decreased by $7.5 million, or 28.4%, to $18.9 million for the three months ended June 30, 2022 from $26.4 million for the three months ended June 30, 2021. The decrease in sales and marketing expenses primarily consisted of a decrease in direct marketing and promotional costs for our B2C business.

Sales and marketing expenses decreased by $8.4 million, or 17.2%, to $40.3 million for the six months ended June 30, 2022 from $48.7 million for the six months ended June 30, 2021. The decrease in sales and marketing expenses primarily consisted of a decrease in direct marketing and promotional costs for our B2C business.

General and administrative expenses. General and administrative expenses decreased by $4.9 million, or 35.9%, to $8.8 million for the three months ended June 30, 2022 from $13.7 million for the three months ended June 30, 2021. This was driven primarily by a decrease in employee-related costs, inclusive of non-cash stock compensation expense.

General and administrative expenses increased by $0.5 million, or 3.0%, to $16.8 million for the six months ended June 30, 2022 from $16.3 million for the six months ended June 30, 2021. This was driven primarily by an increase in professional fees and insurance costs, partially offset by a decrease in employee-related costs, inclusive of non-cash stock compensation expense.

Financial expense, net. Financial expense, net was $1.9 million for the three months ended June 30, 2022, compared to financial expense, net of $2.9 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, financial expense, net, primarily consisted of $2.1 million in losses resulting from the revaluation of warrant liabilities. For the three months ended June 30, 2021, financial expense, net, primarily consisted of $4.0 million in warrant issuance costs incurred in connection with the closure of the Business Combination, partially offset by $1.4 million in gains resulting from the revaluation of warrant liabilities.

Financial expense, net was $1.0 million for the six months ended June 30, 2022, compared to financial expense, net of $3.0 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, financial expense, net, primarily consisted of $1.2 million in losses resulting from the revaluation of warrant liabilities. For the six months ended June 30, 2021, financial expense, net, primarily consisted of $4.0 million in warrant issuance costs incurred in connection with the closure of the Business Combination, partially offset by $1.2 million in gains resulting from the revaluation of warrant liabilities.

Liquidity and Capital Resources

As of June 30, 2022, we had $166.6 million of cash and cash equivalents ($198.3 million as of December 31, 2021), which were held to finance our operations and support a variety of growth initiatives and investments. We had no debt as of June 30, 2022 or December 31, 2021 and expect to generate operating losses for the foreseeable future.

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

We currently anticipate to be able to fund our cash needs for at least the next twelve months using available cash and cash equivalent balances as of June 30, 2022. However, in the future we may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary condensed consolidated cash flow information for the periods presented:

Cash Flows

	Six Months Ended June 30,
	2022	2021
(in thousands)
Net cash used in operating activities	$(33,111)	$(17,787)
Net cash used in investing activities	(160)	(449)
Net cash provided by financing activities	1,637	253,161
Net (decrease) increase in cash and cash equivalents	$(31,634)	$234,925

Operating Activities

Net cash used in operating activities was $33.1 million and $17.8 million for the six months ended June 30, 2022 and 2021, respectively. The increase in net cash used in operating activities was driven primarily by the negative impact of the slightly higher net loss during the current-year period, a decrease in non-cash related activity and favorable timing of payments on our accounts payable balances during the same prior-year period, partially offset by the favorable timing on collections of receivables during the current-year period. The higher net loss for the six months ended June 30, 2022 was driven primarily by an increase in cost of revenues and research and development expenses partially offset by a decrease in sales and marketing expenses and expenses related to warrant liabilities.

Investing Activities

Net cash used in investing activities was $0.2 million for the six months ended June 30, 2022, compared to $0.4 million for the six months ended June 30, 2021. The change was driven primarily by a decrease in the purchases of computer equipment and software during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Financing Activities

Net cash provided by financing activities was $1.6 million and $253.2 million for the six months ended June 30, 2022 and 2021, respectively. The decrease was primarily driven by $2.3 million of proceeds from the exercise of stock options, partially offset by a $0.6 million payment of accrued liabilities related to the Business Combination during the six months ended June 30, 2022 compared to $251.3 million in proceeds, net of the payment of transaction costs, received in the Business Combination and $1.9 million of proceeds from the exercise of stock options during the six months ended June 30, 2021.

Contractual Obligations, Commitments and Contingencies

As of June 30, 2022, we did not have any short-term or long-term debt, capital lease obligations, long-term operating lease obligations, or significant long-term liabilities.

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

During the six months ended June 30, 2022, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

Information regarding recent accounting developments and their impact on our results can be found in “Part I, Item 1. Financial Statements – Note 2 – Significant Accounting Policies” of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2022, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.

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

In addition, on April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement (the “SEC Statement”) regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement governing our warrants and the HEC Forward Purchase Agreement. Following the issuance of the SEC Statement, on May 4, 2021, HEC concluded that it was appropriate to restate its previously issued audited financial statements as of December 31, 2020 and for the period from February 6, 2020 (inception) through December 31, 2020, as well as its financial data as of June 11, 2020, and as part of such process, HEC identified a material weakness in its internal control over financial reporting. As the accounting acquirer in the Business Combination and the successful issuer of the warrants, we inherited this material weakness.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time-to-time, we are party to various legal proceedings, claims and litigation that arise in the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows. See Note 5, “Commitments and Contingent Liabilities,” for further details.

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. During the six months ended June 30, 2022, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Filed/
Exhibit Number	Exhibit Description	Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Talkspace, Inc.

Date: August 9, 2022	By:	/s/ Douglas Braunstein
Douglas Braunstein
Interim Chief Executive Officer

Date: August 9, 2022	By:	/s/ Jennifer Fulk
Jennifer Fulk
Chief Financial Officer