Form 10-Q
period 2022-09-30
Talkspace, Inc.
filed 2022-11-08
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 159,149,884 shares of common stock, $0.0001 par value per share, outstanding.

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
•
“Warrant Agreement” are to that certain Warrant Agreement, dated as of June 8, 2020, by and between HEC and Continental Stock Transfer & Trust Company.

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

The forward-looking statements in this Quarterly Report and other such statements we publicly make from time-to-time are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: we have a history of losses, which we expect to continue, and we may never achieve or sustain profitability; our business and the markets we operate in are new and rapidly evolving which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter; we may not grow at the rates we historically have achieved or at all; the virtual behavioral health market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our services are not competitive, the growth of our business will be harmed; the outbreak of the novel coronavirus (COVID-19) and its impact on business and economic conditions; a deterioration in general economic conditions as a result of inflation, increased interest rates or otherwise could affect the decision making of our customers related to our products and services which in turn could adversely affect our business, results of operations and financial condition, and the extent and duration of those effects are uncertain; we operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed; if growth in the number of clients and members or providers on our platform decreases, or the number of products or services that we are able to sell to our clients and members decreases, due to legal, economic or business developments, our business, financial condition and results of operations will be harmed; we may be unsuccessful in achieving broad market education and changing consumer purchasing habits; our growth depends in part on the success of our strategic relationships with third parties that we provide services to; our virtual behavioral healthcare strategies depend on our ability to maintain and expand our network of therapists, psychiatrists and other providers; developments affecting spending by the healthcare industry could adversely affect our business; our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions; we are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician and other professional services, and our business, financial condition and our ability to operate in certain jurisdictions would be adversely affected if those relationships were disrupted or if our arrangements with our providers or clients are found to violate state laws prohibiting the corporate practice of medicine or fee splitting; the impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations; changes in consumer sentiment or laws, rules or regulations regarding the use of cookies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer behavior; our use and disclosure of personal information, including PHI, personal data, and other health information, is subject to state, federal or other privacy and security regulations; any failure to protect, enforce or defend our intellectual property rights could impair our ability to protect our technology and our brand; legal proceedings could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention; and the other important factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and described from time to time in our future reports filed with the SEC. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report and the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report or any forward-looking statements we may publicly make from time-to-time, whether as a result of any new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(U.S. dollars in thousands, except share and per share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152,639	$198,256
Accounts receivable, net of reserves of $3,294 and $4,918 as of September 30, 2022 and December 31, 2021, respectively	8,692	5,512
Other current assets	4,606	9,562
Total current assets	165,937	213,330
Property and equipment, net	845	624
Intangible assets, net	2,714	3,436
Goodwill	6,134	6,134
Other long-term assets	-	82
Total assets	$175,630	$223,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,360	$7,429
Deferred revenues	5,458	7,186
Accrued expenses and other current liabilities	13,206	12,562
Total current liabilities	29,024	27,177
Warrant liabilities	3,649	4,070
Other long-term liabilities	288	86
Total liabilities	32,961	31,333
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value — Authorized: 1,000,000,000 shares at September 30, 2022 and December 31, 2021; Issued and outstanding: 158,991,019 and 152,862,447 shares at September 30, 2022 and December 31, 2021, respectively	15	15
Additional paid-in capital	375,549	363,788
Accumulated deficit	(232,895)	(171,530)
Total stockholders’ equity	142,669	192,273
Total liabilities and stockholders’ equity	$175,630	$223,606

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands, except share and per share data)	2022	2021	2022	2021
Revenues	$29,332	$26,359	$89,326	$84,499
Cost of revenues	14,737	12,187	45,163	33,698
Gross profit	14,595	14,172	44,163	50,801
Operating expenses:
Research and development, net	6,182	4,278	16,793	12,023
Clinical operations	2,222	1,896	6,314	5,886
Sales and marketing	18,375	26,431	58,714	75,125
General and administrative	7,667	6,794	24,469	23,112
Total operating expenses	34,446	39,399	106,290	116,146
Operating (loss)	(19,851)	(25,227)	(62,127)	(65,345)
Financial income, net	1,885	26,743	889	23,700
(Loss) income before taxes on income	(17,966)	1,516	(61,238)	(41,645)
Taxes on income	17	11	127	29
Net (loss) income	$(17,983)	$1,505	$(61,365)	$(41,674)
Net (loss) income per share:
Basic	$(0.11)	$0.01	$(0.39)	$(0.64)
Diluted	$(0.11)	$0.01	$(0.39)	$(0.64)
Weighted average number of common shares:
Basic	158,330,684	152,267,870	156,056,900	64,638,182
Diluted	158,330,684	165,179,012	156,056,900	64,638,182

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(U.S. dollars in thousands, except share and per share data)	Convertible Preferred Stock		Common Stock
Three and Nine Months Ended September 30, 2022	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2021	—	$—	152,862,447	$15	$363,788	$(171,530)	$192,273
Exercise of stock options	—	—	2,164,870	*)	2,063	—	2,063
Restricted stock units vested, net of tax	—	—	77,338	*)	(67)	—	(67)
Stock-based compensation	—	—	—	—	2,368	—	2,368
Net loss	—	—	—	—	—	(20,360)	(20,360)
Balance as of March 31, 2022 (unaudited)	—	—	155,104,655	15	368,152	(191,890)	176,277
Exercise of stock options	—	—	1,092,515	*)	286	—	286
Restricted stock units vested, net of tax	—	—	1,175,446	*)	(126)	—	(126)
Stock-based compensation	—	—	—	—	3,839	—	3,839
Net loss	—	—	—	—	—	(23,022)	(23,022)
Balance as of June 30, 2022 (unaudited)	—	—	157,372,616	15	372,151	(214,912)	157,254
Exercise of stock options	—	—	893,194	*)	347	—	347
Restricted stock units vested, net of tax	—	—	725,209	*)	(128)	—	(128)
Stock-based compensation	—	—	—	—	3,179	—	3,179
Net loss	—	—	—	—	—	(17,983)	(17,983)
Balance as of September 30, 2022 (unaudited)	—	$—	158,991,019	$15	$375,549	$(232,895)	$142,669
	Convertible Preferred Stock		Common Stock
Three and Nine Months Ended September 30, 2021	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2020	94,582,550	$111,282	13,413,431	$1	$9,889	$(108,788)	$(98,898)
Exercise of stock options	—	—	684,923	*)	797	—	797
Stock-based compensation	—	—	—	—	1,513	—	1,513
Issuance of warrants	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	(12,738)	(12,738)
Balance as of March 31, 2021 (unaudited)	94,582,550	111,282	14,098,354	1	12,324	(121,526)	(109,201)
Exercise of stock options	—	—	2,617,908	*)	1,128	—	1,128
Stock-based compensation	—	—	—	—	15,196	—	15,196
Common stock issued related to exercise of warrants	—	—	98,871	*)	609	—	609
Acquisition of warrants	—	—	—	—	27,945	—	27,945
Preferred stock conversion	(94,582,550)	(111,282)	94,582,550	10	111,272	—	111,282
Issuance of common stock in connection with Business Combination and PIPE offering, net	—	—	40,858,053	4	185,739	—	185,743
Net loss	—	—	—	—	—	(30,441)	(30,441)
Balance as of June 30, 2021 (unaudited)	—	-	152,255,736	15	354,213	(151,967)	202,261
Exercise of stock options	—	—	37,562	*)	45	—	45
Stock-based compensation	—	—	—	—	3,875	—	3,875
Net income	—	—		*)	—	1,505	1,505
Issuance costs in connection with Business Combination and PIPE offering	—	—		—	(803)	—	(803)
Balance as of September 30, 2021 (unaudited)	—	$-	152,293,298	$15	$357,330	$(150,462)	$206,883

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(U.S. dollars in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(61,365)	$(41,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,006	1,458
Amortization of debt issuance cost	—	175
Stock-based compensation	9,386	20,584
Warrant issue costs and change in fair value	(421)	(23,842)
(Increase) decrease in accounts receivable, net	(3,180)	596
Decrease (increase) in other current assets	4,848	(8,515)
Increase in accounts payable	2,931	7,113
(Decrease) increase in deferred revenues	(1,728)	3,130
Increase (decrease) in accrued expenses and other current liabilities	1,465	(134)
Increase in other long-term liabilities	202	—
Net cash used in operating activities	(46,856)	(41,109)
Cash flows from investing activities:
Purchase of property and equipment	(254)	(622)
Net cash used in investing activities	(254)	(622)
Cash flows from financing activities:
(Payments) proceeds from reverse capitalization, net of transaction costs	(645)	249,428
Proceeds from borrowings	—	6,000
Repayment of borrowings	—	(6,000)
Payment of debt issuance cost	—	(50)
Proceeds from exercise of stock options	2,696	1,970
Payments for employee taxes withheld related to vested stock-based awards	(558)	—
Net cash provided by financing activities	1,493	251,348
Net (decrease) increase in cash and cash equivalents	(45,617)	209,617
Cash and cash equivalents at the beginning of the period	198,256	13,248
Cash and cash equivalents at the end of the period	$152,639	$222,865
Supplemental cash flow data:
Cash paid during the period for interest	$46	$115
Cash paid during the period for income taxes	$122	$—
Non-cash financing activity:
Conversion of preferred stock to common stock	$—	$111,282

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

In the second quarter of 2022, the Company completed the transition of its structure with respect to its relationships with healthcare providers and certain affiliated professional association and professional corporations in which it holds a variable interest. These affiliated professional association and professional corporations are now considered VIEs since they do not have sufficient equity to finance their activities without additional subordinated financial support from the Company. The Company determined that it is the primary beneficiary of the VIEs and as a result consolidated them in its financial statements. All intercompany transactions and balances have been eliminated. See Note 11, “Variable Interest Entities,” for further details.

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

Recently Issued and Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted. The amendments in this ASU became effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 and the adoption did not have a significant impact on its condensed consolidated financial statements or related disclosures.

In May 2021, the FASB issued ASU 2021-04—Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which clarifies and reduces diversity in accounting for modifications or exchanges of freestanding equity-written call options that remain equity classified after modifications or exchanges based on the substance of the transactions. The amendments in this ASU became effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2022 and the adoption did not have an impact on its condensed consolidated financial statements or related disclosures.

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer's Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendments in this ASU became effective for public entities excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company adopted this guidance on January 1, 2022 and the adoption did not have an impact on its condensed consolidated financial statements or related disclosures.

NOTE 3. REVENUE RECOGNITION

The Company operates a virtual behavioral healthcare business that connects individuals and licensed therapists, psychologists and psychiatrists with an online platform for one-on-one therapy delivered via messaging, audio and video. Individuals access the Company’s services through the Company’s website or mobile app. The Company provides its services through two channels, the business-to-business (“B2B”) channel, comprised of large health plans and employee assistance programs such as Aetna, Cigna, Premera and Optum and large enterprise clients such as Google and Expedia, who offer their employees and insured members access to the Company's platform while their employer is under an active contract with Talkspace, or at in-network reimbursement rates, where applicable, and the business-to-consumer (“B2C”) channel, comprised of individual consumers who subscribe directly to the Company's platform.

B2B Revenue

The Company contracts with health plans and other enterprises to provide its services to individuals who are qualified to receive access to the Company’s services through the Company’s commercial arrangements. The Company generates revenues from payments from members and claims paid by their respective insurance companies and annually contracted platform access fees paid by the Company's enterprise clients for the delivery of therapy services to their members or employees. The Company recognizes revenues from services provided to insured members at a point in time, as virtual therapy session is rendered. The Company recognizes contracted revenue from enterprise clients from the commencement of their contracted term through the annual period based primarily on a per-member-per month model. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service provided. Contracts with enterprise clients are for one or more years with the ability to provide 60 days advance notice prior to termination at each year mark during the term. After the first year of service, certain clients have the right to terminate their contract with a 60 or 90 days notice.

B2C Revenue

The Company generates revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to the Company's therapy platform as well as supplementary a la carte offerings. The Company provides these services directly to individuals through a subscription plan. The Company recognizes member subscription revenues ratably over the subscription period, beginning when therapy services commence. The Company recognizes revenues from supplementary a la carte offerings at a point in time, as virtual therapy session is rendered. Members may cancel at any time and will receive a pro-rata refund for the subscription price.

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues from sales to unaffiliated customers:
B2B revenue	$16,793	$7,728	$45,129	$26,213
B2C revenue	12,539	18,631	44,197	58,286
Total	$29,332	$26,359	$89,326	$84,499

Accounts Receivable and Revenue Reserves

Revenue reserves are deducted from accounts receivable to present the net amount expected to be collected. As of September 30, 2022, revenue reserves mainly relate to allowances for accounts receivable balances from health insurance and EAP organizations.

During the nine months ended September 30, 2022 and 2021, the Company recorded an increase in revenue reserves of $1.9 million and $3.6 million, respectively ($0.9 million and $3.4 million during the three months ended September 30, 2022 and 2021, respectively). During the nine months ended September 30, 2022, the Company wrote-off $3.5 million of its aged receivables that were previously fully reserved. There were no write-offs of aged balances during the nine months ended September 30, 2021.

As of September 30, 2022, the balance of receivables related to health insurance and EAP organizations was $5.6 million and the revenue reserves against these receivables was $3.3 million, of which $0.3 million relates to aged balances for periods prior to 2022.

Deferred Revenue

The Company records deferred revenue when cash payments are received in advance of the Company’s performance obligation to provide services. As of September 30, 2022, deferred revenue related mainly to the Company’s B2C subscription business. The Company recognizes deferred revenues as revenues in the statement of operations once performance obligations have been performed and satisfied. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less.

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

The Private Placement Warrants assumed in connection with the consummation of the Business Combination and the closing of the Forward Purchase Agreement with the HEC Fund are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed consolidated balance sheets. The warrant liabilities were measured at fair value at inception and thereafter on a recurring, quarterly basis, with changes in fair value presented within financial expense, net, in the condensed consolidated statement of operations.

The Private Placement Warrants were valued using the Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock. For the three and nine months ended September 30, 2022, the Company had gains related to the remeasurement of the Private Placement Warrants of $1.6 million and $0.4 million, respectively. For the three and nine months ended September 30, 2021, the Company had gains related to the remeasurement of the Private Placement Warrants of $26.9 million and $28.3 million, respectively.

The following table presents the changes in the fair value of warrant liabilities during the three and nine months ended September 30, 2022:

	Level 3 Liabilities
	For the Three Months Ended September 30, 2022
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$5,287	$(1,638)	$3,649

	Level 3 Liabilities
	For the Nine Months Ended September 30, 2022
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$4,070	$(421)	$3,649

NOTE 5. COMMITMENTS AND CONTINGENT LIABILITIES

Lease commitments

Since terminating its prior office lease agreement in August 2020, the Company had a month to month operating lease for office space in New York City. In the fourth quarter of 2022, the Company entered into a long-term sublease agreement for new office space in New York City. This new sublease will not have a material impact on the Company's financial results. As of September 30, 2022, the Company's workforce is fully remote.

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

Rent expenses under the Company’s short-term operating leases for the three and nine months ended September 30, 2022 was $48,000 and $158,000 respectively.

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

In January 2022, the Company and certain of its current and former officers and directors were named as defendants in securities class action complaints filed in the United States District Court for the Southern District of New York (the “Securities Actions”) under the case headings: (1) Baron v. Talkspace et al., No. 22-cv-00163 (S.D.N.Y.) and (2) Valdez v. Talkspace et al., No. 22-cv-00840 (S.D.N.Y.). The Securities Actions asserted violations of sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5 and 14a-9 promulgated thereunder. The Securities Actions generally relate to public disclosures and statements by the Company in connection with its merger with HEC. The core allegations are that in connection with the merger, defendants made material misstatements and omissions regarding Talkspace’s business, financial condition, and growth prospects. The complaints seek, among other things, damages on behalf of all members of the proposed class. In June 2022, the Securities Actions were consolidated under the caption In re Talkspace, Inc. Securities Litigation (the “Consolidated Securities Action”). On August 1, 2022, plaintiffs in the Consolidated Securities Action filed a consolidated class action complaint, which asserted the same violations of sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5 and 14a-9 as described above. Defendants have moved to dismiss the consolidated class action complaint.

In June and July 2022, individuals filed stockholder derivative lawsuits purportedly on behalf of Talkspace, in the United States District Court for the Southern District of New York under the case captions: (1) Odsvall v. Oren Frank et al., No. 22-cv-05016 (S.D.N.Y.) and (2) Nayman v. Berg, et al., No. 22-cv-06258 (S.D.N.Y.) (the “Derivative Actions”). The Derivative Actions name certain of the Company’s current and former officers and directors as defendants and the Company as a nominal defendant. The Derivative Actions assert claims for violations of federal securities laws, breach of fiduciary duty, and aiding and abetting breach of fiduciary duty relating to the merger with HEC, among other things, based on many of the same facts at issue in the Consolidated Securities Action. The complaint in Odsvall v. Oren Frank et al. additionally alleges that the individual defendants breached their fiduciary obligations to Talkspace by permitting misleading statements to be published in a proxy statement, press releases, and other public filings and announced on a quarterly earnings call. The complaints seek, among other things, damages on behalf of the Company, restitution and injunctive relief. In September 2022, the Derivative Actions were consolidated under the caption In re Talkspace Stockholder Derivative Litigation (the “Consolidated Derivative Action”). All proceedings and deadlines in the Consolidated Derivative Action have stayed pending a final decision on the defendants’ motion to dismiss the consolidated class action complaint in the Consolidated Securities Action.

The Company is not able to predict the outcome of these lawsuits, nor can it predict the amount of time and expense that will be required to resolve the lawsuits. The Company believes that the lawsuits are without merit and intends to vigorously defend against them. The Company incurred an increase in legal fees associated with these lawsuits in the third quarter of 2022.

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

NOTE 6. CAPITAL STOCK

The Company’s authorized capital stock consists of (a) 1,000,000,000 shares of common stock, par value $0.0001 per share; and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2022, there were 158,991,019 shares of common stock issued and outstanding (152,862,447 as of December 31, 2021). As of September 30, 2022 and December 31, 2021 there were 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock at an exercise price of $11.50 per share. As of September 30, 2022 and December 31, 2021, no shares of preferred stock were issued or outstanding.

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

In connection with the closing of the Business Combination, the Company also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) under which employees of Talkspace and its participating subsidiaries are provided with the opportunity to purchase Talkspace common stock at a discount through accumulated payroll deductions during successive offering periods. As of September 30, 2022, no employee stock purchases have been made under the 2021 ESPP.

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

The following table sets forth the total stock-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development, net	$630	$483	$1,838	$2,000
Clinical Operations	113	288	314	575
Sales and Marketing	793	1,081	2,386	5,100
General and administrative	1,643	2,023	4,848	12,909
Total stock-based compensation expense	$3,179	$3,875	$9,386	$20,584

NOTE 8. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Net (loss) income	$(17,983)	$1,505	$(61,365)	$(41,674)

Weighted average number of common shares:
Basic	158,330,684	152,267,870	156,056,900	64,638,182
Diluted	158,330,684	165,179,012	156,056,900	64,638,182

Net (loss) income per share:
Basic	$(0.11)	$0.01	$(0.39)	$(0.64)
Diluted	$(0.11)	$0.01	$(0.39)	$(0.64)

For the three and nine months ended September 30, 2022, the following were excluded from the calculation of diluted net loss per share since each would have had an anti-dilutive effect: 17,746,401 stock options, 6,670,934 restricted stock units, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock.

For the three months ended September 30, 2021, the following were excluded from the calculation of diluted income per share since each would have had an anti-dilutive effect: 7,396,187 stock options, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock. For the nine months ended September 30, 2021, the following were excluded from the calculation of diluted loss per share since each would have had an anti-dilutive effect: 24,182,910 stock options, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock.

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

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following:

(in thousands)	September 30, 2022	December 31, 2021
Employee compensation	$6,528	$5,988
User acquisition	2,804	2,680
Professional fees	891	1,303
Other	2,983	2,591
Accrued expenses and other current liabilities	$13,206	$12,562

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

Pursuant to the MSAs, Talkspace LLC is the manager entity (the “Manager”) and provides management and administrative resources and services essential to the operations of TPN and the PC entities and receives a management fee for these services and reimbursement of expenses incurred. TPN and the PC entities in turn have the obligation under the MSAs to engage all licensed physicians and other health professionals to provide behavioral healthcare services to the Company's members. As of September 30, 2022, the PC entities are not active and no activity has been recorded under these entities.

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

The following table details the assets and liabilities of the Company's consolidated VIE:

(in thousands)	September 30, 2022
ASSETS
Cash and cash equivalents	$895
Other assets	1,624
Total Assets	$2,519
LIABILITIES
Accrued expenses and other current liabilities	3,486
Total Liabilities	$3,486

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section as to “Talkspace,” the “Company,” “we,” “us” or “our” refer to the business of Talkspace, Inc. and its subsidiaries.

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

Overview

Talkspace is a healthcare company offering convenient and affordable access to a fully-credentialed network of highly qualified providers. We are a leading virtual behavioral health company and, since Talkspace’s founding in 2012, we have connected millions of patients, who we refer to as our members, with licensed mental health providers across a wide and growing spectrum of care through virtual counseling, psychotherapy and psychiatry. We created a purpose-built platform to address the vast, unmet and growing demand for mental health services of our members, serving our business-to-business (“B2B”) channel, comprised of large health plans and employee assistance programs (“health plan clients”) such as Aetna, Cigna, Premera and Optum and large enterprise clients such as Google and Expedia (collectively, our “clients”), who offer their employees and insured members access to our platform while their employer is under an active contract with Talkspace, or at in-network reimbursement rates, where applicable, and our business-to-consumer (“B2C”) channel, comprised of individual consumers who subscribe directly to our platform,

As of September 30, 2022, we had over 68,100 active members through our B2B and B2C channels, including approximately 86 million B2B eligible lives and approximately 17,900 B2C active members. For the three and nine months ended September 30, 2022, our clinicians completed 111,400 and 298,000 B2B sessions, respectively, related to members covered under our health plan clients, as compared to 71,300 and 192,100 completed B2B sessions for the three and nine months ended September 30, 2021, respectively. Please refer to the “Key Business Metrics” section below for a description of active members and B2B eligible lives.

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

Through our psychotherapy offerings, our licensed therapists and counselors treat mental health conditions in over 21 specializations, such as depression, anxiety, trauma and other human challenges. Through our psychiatry offerings, our board-certified psychiatrists and prescription-eligible nurse practitioners treat a higher acuity patient demographic, including those who may have pharmacological needs. Talkspace providers treat a full range of mental health conditions treated by "traditional" providers, including schizophrenia-spectrum disorders, bipolar disorders and depression, including through prescription medication and management from psychiatrists, up and until the point that the provider, in their discretion, feels it prudent to refer the member to a face-to-face psychiatrist to address potential needs for “controlled substances” under the federal Controlled Substances Act, which generally prohibits the prescribing and dispensing of controlled substances via telehealth without performing an in-person examination.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

Unaudited	Nine Months Ended September 30,
(in thousands except number of health plan and enterprise clients or otherwise indicated)	2022	2021
Number of B2B eligible lives at period end (in millions)	86.1	56.6
Number of completed B2B sessions	298.0	192.1
Number of health plan clients at period end	17	11
Number of enterprise clients at period end	215	139
Number of B2C active members at period end	17.9	28.0

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

Some of the limitations of adjusted EBITDA include (i) adjusted EBITDA does not properly reflect capital commitments to be paid in the future and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. In addition, some of our competitors may use other measures to evaluate their performance. In evaluating adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments described herein. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. Adjusted EBITDA should not be considered as an alternative to loss before income taxes, net loss, loss per share, or any other performance measures derived in accordance with U.S. GAAP. When evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.

A reconciliation is provided below for adjusted EBITDA to net (loss) income, the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review our GAAP financial measure and the reconciliation of our non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business.

We calculate adjusted EBITDA as net (loss) income adjusted to exclude (i) interest and other expenses (income), net, (ii) tax benefit and expense, (iii) depreciation and amortization, (iv) stock-based compensation expense and (v) certain non-recurring expenses, where applicable.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net (loss) income for the three and nine months ended September 30, 2022 and 2021:

Unaudited	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(17,983)	$1,505	$(61,365)	$(41,674)
Add:
Depreciation and amortization	309	503	1,006	1,458
Financial (income), net (1)	(1,885)	(26,743)	(889)	(23,700)
Taxes on income	17	11	127	29
Stock-based compensation	3,179	3,875	9,386	20,584
Non-recurring expenses (2)	900	—	900	—
Adjusted EBITDA	$(15,463)	$(20,849)	$(50,835)	$(43,303)

(1) For the three and nine months ended September 30, 2022, financial income, net, primarily consisted of $1.6 million and $0.4 million, respectively, in gains resulting from the revaluation of warrant liabilities. For the three months ended September 30, 2021, financial income, net primarily consisted of $26.9 million in gains resulting from the revaluation of warrant liabilities. For the nine months ended September 30, 2021, financial income, net primarily consisted of $28.3 million in gains resulting from the revaluation of warrant liabilities, partially offset by $4.2 million in warrant issuance costs in connection with the Closing of the Business Combination.

(2) For the three and nine months ended September 30, 2022, non-recurring expenses consisted of $0.6 million in legal fees and $0.3 million in general and administrative expenses.

Components of Results of Operations

Revenues

We contract with health plans and other enterprises to provide services to individuals who are qualified to receive access to the Company’s services through the Company’s commercial arrangements. We generate revenues from payments from members and claims paid by their respective insurance companies and annually contracted platform access fees paid to us by our enterprise clients for the delivery of therapy services to their members or employees. We recognize revenues from services provided to insured members at a point in time, as virtual therapy session is rendered. We recognize contracted revenue from our enterprise clients from the commencement of their contracted term through the annual period based primarily on a per-member-per month model. Revenue is recognized in an amount that reflects the consideration that is expected in exchange for the service provided. Contracts with our enterprise clients are for one or more years with the ability to provide 60 days advance notice prior to termination at each year mark during the term. On occasion and depending on the client, we allow a 60 or 90 day intra-year termination notice but only after the client has completed the first year of service.

We also generates revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to our therapy platform as well as supplementary a la carte offerings. We provide these services directly to individuals through a subscription plan. We recognize B2C member subscription revenues ratably over the subscription period, beginning when therapy services commence. B2C members may cancel at any time and will receive a pro-rata refund for the subscription price.

Revenue growth is generated from increasing our eligible covered lives through contracting with enterprise clients and health plans, and increasing membership subscriptions.

Cost of Revenues

Cost of revenues is comprised of therapist payments and hosting costs. Cost of revenues is largely driven by the size of our provider network that is required to service the growth of our health plan and enterprise clients, in addition to the growth of our customer base.

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

While we expect to make increased investments to support accelerated growth and the required investment to scale our provider network, we also expect increased efficiencies and economies of scale. Our cost of revenues as a percentage of revenues is expected to fluctuate from period to period depending on the interplay of these factors.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense for our executive, finance, accounting, legal and human resources functions, as well as professional fees, occupancy costs, and other general overhead costs. We expect to incur additional general and administrative expenses in compliance, legal, investor relations, director’s and officer’s insurance, and professional services related to our compliance and reporting obligations as a public company, however we expect further incremental increases to be minimal.

Financial income, net

Financial income, net includes the impact from (i) non-cash changes in the fair value of our warrant liabilities, (ii) issuance costs related to our warrants, (iii) interest earned on cash equivalents deposited in our bank accounts and (iv) other financial expenses in connection with bank charges.

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

Results of Operations

The following table presents the results of operations for the three and nine months ended September 30, 2022 and 2021 and the dollar and percentage change between the respective periods:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
Unaudited	2022	2021	$	%	2022	2021	$	%
(in thousands, except percentages, share and per share data)
Revenues	$29,332	$26,359	$2,973	11.3	$89,326	$84,499	$4,827	5.7
Cost of revenues	14,737	12,187	2,550	20.9	45,163	33,698	11,465	34.0
Gross profit	14,595	14,172	423	3.0	44,163	50,801	(6,638)	(13.1)
Operating expenses:
Research and development, net	6,182	4,278	1,904	44.5	16,793	12,023	4,770	39.7
Clinical operations	2,222	1,896	326	17.2	6,314	5,886	428	7.3
Sales and marketing	18,375	26,431	(8,056)	(30.5)	58,714	75,125	(16,411)	(21.8)
General and administrative	7,667	6,794	873	12.8	24,469	23,112	1,357	5.9
Total operating expenses	34,446	39,399	(4,953)	(12.6)	106,290	116,146	(9,856)	(8.5)
Operating (loss)	(19,851)	(25,227)	5,376	21.3	(62,127)	(65,345)	3,218	4.9
Financial income, net	1,885	26,743	(24,858)	(93.0)	889	23,700	(22,811)	(96.2)
(Loss) income before taxes on income	(17,966)	1,516	(19,482)	*	(61,238)	(41,645)	(19,593)	(47.0)
Taxes on income	17	11	6	54.5	127	29	98	337.9
Net (loss) income	$(17,983)	$1,505	$(19,488)	*	$(61,365)	$(41,674)	$(19,691)	(47.3)
Net (loss) income per share:
Basic	$(0.11)	$0.01	$(0.12)	*	$(0.39)	$(0.64)	$0.25	39.1
Diluted	$(0.11)	$0.01	$(0.12)	*	$(0.39)	$(0.64)	$0.25	39.1
Weighted average number of common shares:
Basic	158,330,684	152,267,870			156,056,900	64,638,182
Diluted	158,330,684	165,179,012			156,056,900	64,638,182

* Percentage not meaningful.

Revenues. Revenues increased by $3.0 million, or 11.3% to $29.3 million for the three months ended September 30, 2022 from $26.4 million for the three months ended September 30, 2021. The increase was principally due to a 117.3% growth in B2B revenue driven by an increase in covered lives from health plan clients and new enterprise clients, and a higher number of completed B2B sessions, partially offset by revenue reserves on receivables from our existing health plan clients and a 32.7% decrease in B2C revenue. Revenue, net of reserves, from our health plan clients increased by $6.3 million, or 196.9%, to $9.5 million for the three months ended September 30, 2022 from $3.2 million for the three months ended September 30, 2021. The Company recorded an increase in revenue reserves of $0.9 million related to receivables from its health plan clients during the three months ended September 30, 2022. Enterprise client contracts increased by 76 clients, or 54.7%, to 215 clients as of September 30, 2022 from 139 clients as of September 30, 2021. This increase in the number of enterprise clients increased revenue by $2.8 million, or 62.2% to $7.3 million for the three months ended September 30, 2022 from $4.5 million for the three months ended September 30, 2021. B2C member subscriptions revenue decreased by $6.1 million, or 32.7%, to $12.5 million for the three months ended September 30, 2022 from $18.6 million for the three months ended September 30, 2021 due to the Company's intentional and strategic decision to reduce marketing spend.

Revenues increased by $4.8 million, or 5.7% to $89.3 million for the nine months ended September 30, 2022, from $84.5 million for the nine months ended September 30, 2021. The increase was principally due to a 72.2% growth in B2B revenue driven by an increase in covered lives from health plan clients and new enterprise clients, and a higher number of completed B2B sessions, partially offset by higher revenue reserves on receivables from our existing health plan clients and a 24.2% decrease in B2C revenue. Revenue, net of reserves, from our health plan clients increased by $10.9 million, or 74.7% to $25.5 million for the nine months ended September 30, 2022 from $14.6 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company recorded an increase in revenue reserves of $1.9 million related to receivables from its health plan clients. Enterprise client contracts increased by 76 clients, or 54.7%, to 215 clients as of September 30, 2022 from 139 clients as of September 30, 2021. This increase in the number of enterprise clients increased revenue by $8.0 million, or 69.0% to $19.6 million for the nine months ended September 30, 2022 from $11.6 million for the nine months ended September 30, 2021. B2C member subscriptions revenue decreased by $14.1 million, or 24.2% to $44.2 million for the nine months ended September 30, 2022 from $58.3 million for the nine months ended September 30, 2021 due to the Company's intentional and strategic decision to reduce marketing spend.

Costs of revenues. Cost of revenues increased by $2.6 million, or 20.9%, to $14.7 million for the three months ended September 30, 2022 from $12.2 million for the three months ended September 30, 2021, primarily due to costs associated with higher therapist compensation expense.

Cost of revenues increased by $11.5 million, or 34.0%, to $45.2 million for the nine months ended September 30, 2022 from $33.7 million for the nine months ended September 30, 2021, primarily due to costs associated with higher therapist compensation expense.

Gross profit. Gross profit increased by $0.4 million, or 3.0%, to $14.6 million for the three months ended September 30, 2022 from $14.2 million for the three months ended September 30, 2021, primarily due to higher revenues. Gross margin was 49.8% for the three months ended September 30, 2022, compared to 53.8% during the three months ended September 30, 2021. The decrease in gross margin was due primarily to a revenue shift to our B2B business, which generally realize lower margins, and higher therapist compensation expense during the three months ended September 30, 2022.

Gross profit decreased by $6.6 million, or 13.1%, to $44.2 million for the nine months ended September 30, 2022 from $50.8 million for the nine months ended September 30, 2021. Gross margin was 49.4% for the nine months ended September 30, 2022, compared to 60.1% during the nine months ended September 30, 2021. The decrease in gross margin was due primarily to a revenue shift to our B2B business and higher therapist compensation expense during the nine months ended September 30, 2022.

Research and development expenses. Research and development expenses increased by approximately $1.9 million, or 44.5% to $6.2 million for the three months ended September 30, 2022 from $4.3 million for the three months ended September 30, 2021. This was primarily due to an increase in employee-related costs, inclusive of non-cash stock compensation expense.

Research and development expenses increased by approximately $4.8 million, or 39.7%, to $16.8 million for the nine months ended September 30, 2022 from $12.0 million for the nine months ended September 30, 2021. This was primarily due to an increase in employee-related costs, inclusive of non-cash stock compensation expense.

Clinical operations expenses. Clinical operations expenses increased by $0.3 million, or 17.2% to $2.2 million for the three months ended September 30, 2022 from $1.9 million for the three months ended September 30, 2021. This was primarily due to an increase in employee-related costs, inclusive of non-cash stock compensation expense.

Clinical operations expenses increased by $0.4 million, or 7.3% to $6.3 million for the nine months ended September 30, 2022 from $5.9 million for the nine months ended September 30, 2021. This was primarily due to an increase in research tools and subscription expenses partially offset by a decrease in employee-related costs, inclusive of non-cash stock compensation expense.

Sales and marketing expenses. Sales and marketing expenses decreased by $8.1 million, or 30.5%, to $18.4 million for the three months ended September 30, 2022 from $26.4 million for the three months ended September 30, 2021. The decrease in sales and marketing expenses primarily consisted of a decrease in direct marketing and promotional costs for our B2C business.

Sales and marketing expenses decreased by $16.4 million, or 21.8%, to $58.7 million for the nine months ended September 30, 2022 from $75.1 million for the nine months ended September 30, 2021. The decrease in sales and marketing expenses primarily consisted of a decrease in direct marketing and promotional costs for our B2C business.

General and administrative expenses. General and administrative expenses increased by $0.9 million, or 12.8%, to $7.7 million for the three months ended September 30, 2022 from $6.8 million for the three months ended September 30, 2021. This was driven primarily by an increase in professional fees, insurance costs, and employee-related costs, inclusive of non-cash stock compensation expense.

General and administrative expenses increased by $1.4 million, or 5.9%, to $24.5 million for the nine months ended September 30, 2022 from $23.1 million for the nine months ended September 30, 2021. This was driven primarily by an increase in professional fees and insurance costs partially offset by a decrease in employee-related costs, inclusive of non-cash stock compensation expense.

Financial income, net. Financial income, net was $1.9 million for the three months ended September 30, 2022, compared to financial income, net of $26.7 million for the three months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, financial income, net was primarily driven by non-cash gains resulting from the revaluation of warrant liabilities.

Financial income, net was $0.9 million for the nine months ended September 30, 2022, compared to financial income, net of $23.7 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, financial income, net, primarily consisted of $0.4 million in non-cash gains resulting from the revaluation of warrant liabilities. For the nine months ended September 30, 2021, the change in financial income, net was primarily driven by non-cash gains resulting from the revaluation of warrant liabilities, partially offset by $4.2 million in warrant issuance costs related to the closing of the Business Combination.

Liquidity and Capital Resources

As of September 30, 2022, we had $152.6 million of cash and cash equivalents ($198.3 million as of December 31, 2021), which we use to finance our operations. We had no debt as of September 30, 2022 or December 31, 2021. We expect to generate operating losses for the foreseeable future.

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

We currently anticipate to be able to fund our cash needs for at least the foreseeable future using available cash and cash equivalent balances as of September 30, 2022. However, in the future we may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary condensed consolidated cash flow information for the periods presented:

Cash Flows

Unaudited	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(46,856)	$(41,109)
Net cash used in investing activities	(254)	(622)
Net cash provided by financing activities	1,493	251,348
Net (decrease) increase in cash and cash equivalents	$(45,617)	$209,617

Operating Activities

Net cash used in operating activities was $46.9 million and $41.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in net cash used in operating activities was driven primarily by the negative impact of the higher net loss and the unfavorable timing on collections of receivables during the current-year period offset by non-cash add back of stock based compensation, decrease in current assets and increase in account payables due to favorable timing of payments. The higher net loss for the nine months ended September 30, 2022 was driven primarily by an increase in cost of revenues and research and development expenses partially offset by a decrease in sales and marketing expenses.

Investing Activities

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2022, compared to $0.6 million for the nine months ended September 30, 2021. The change was driven primarily by a decrease in the purchases of computer equipment and software during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities was $1.5 million and $251.3 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease was primarily driven by $251.3 million of proceeds, net of payment of transaction costs, received in the Business Combination during the nine months ended September 31, 2021.

Contractual Obligations, Commitments and Contingencies

As of September 30, 2022, we did not have any short-term or long-term debt, capital lease obligations, long-term operating lease obligations, or significant long-term liabilities.

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

The Company’s accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s audited consolidated financial statements are summarized in Note 2 to those financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the nine months ended September 30, 2022, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

Information regarding recent accounting developments and their impact on our results can be found in “Part I, Item 1. Financial Statements – Note 2 – Significant Accounting Policies” of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2022, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.

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

Financial Reporting

We continue to make progress on our automated and manual business process controls, including reports generated from these IT systems, that are dependent upon the completeness and accuracy of information from the affected ITGC material weakness. We are leveraging these improvements in the design of our future state processes and controls within our new enterprise resource planning (“ERP”) system, which went live in the third quarter of 2022.

Our remediation plan includes, but is not limited to:

•
Frequent communications between our Audit Committee and management regarding our financial reporting and internal control environment;
•
The expansion of the finance, accounting, reporting and information technology teams through the addition of experienced and qualified resources;
•
The improvement of the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements;
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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time-to-time, we are party to various legal proceedings, claims and litigation that arise in the normal course of business. See Note 5, “Commitments and Contingent Liabilities,” for further details.

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. During the nine months ended September 30, 2022, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Talkspace, Inc.

Date: November 8, 2022	By:	/s/ Douglas Braunstein
Douglas Braunstein
Interim Chief Executive Officer

Date: November 8, 2022	By:	/s/ Jennifer Fulk
Jennifer Fulk
Chief Financial Officer