Form 10-K
period 2022-12-31
Talkspace, Inc.
filed 2023-03-10
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-39314

TALKSPACE, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	84-4636604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
622 Third Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 284-7206

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	TALK	The NASDAQ Stock Market LLC
Warrants to purchase common stock	TALKW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable

(Title of class)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting common stock held by non-affiliates of the Company at June 30, 2022 was $167.7 million based on the per share closing price of the Company's common stock on June 30, 2022 of $1.70.

The number of shares of common stock outstanding on March 8, 2023 was 162,195,723.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Auditor Firm Id:	1281	Auditor Name:	Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global	Auditor Location:	Tel-Aviv, Israel

i

PART I

Item 1. BUSINESS

Our Mission

Our mission is to help people everywhere to heal.

Overview

Talkspace, Inc. together with its consolidated subsidiaries (referred to herein as the “Company”, “we”, “our”, “us” or “Talkspace”) is a leading behavioral healthcare company that offers convenient and affordable access to a fully-credentialed network of licensed therapists, psychologists, and psychiatrists. Founded in 2012, and enabled by a purpose-built technology platform, we have connected millions of patients, who we refer to as our “members” with licensed mental health providers through messaging, video and audio.

Talkspace was originally incorporated as Hudson Executive Investment Corp. (“HEC”), a special purpose acquisition company, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization or other similar business combination with one or more businesses or entities. On January 12, 2021, HEC, entered into an Agreement and Plan of Merger, dated as of January 12, 2021 (the “Merger Agreement”), with Groop Internet Platform, Inc. (“Old Talkspace”), Tailwind Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of HEC (“First Merger Sub”), and Tailwind Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”). On June 22, 2021, as contemplated by the Merger Agreement, First Merger Sub merged with and into Old Talkspace (the “First Merger”) with Old Talkspace surviving the First Merger, and immediately following the First Merger and as part of the same overall transaction as the First Merger, Old Talkspace merged with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of HEC. The Company refers to this transaction as the Business Combination. In connection with the Business Combination, HEC filed the Certificate of Incorporation and changed its name to “Talkspace, Inc.”

Through our platform, we serve our business-to-business (“B2B”) channel, comprised of large enterprise clients such as Google and Expedia and large health plans and employee assistance programs such as Aetna, Cigna, Premera, and Optum, who offer their employees and insured members access to the Company's platform while their employer is under an active contract with Talkspace, or at in-network reimbursement rates, where applicable, and our business-to-consumer (“B2C”) channel, comprised of individual consumers who subscribe directly to the Company's platform.

Through our psychotherapy offerings, our licensed therapists and counselors treat mental health conditions in over 21 specializations, such as depression, anxiety, trauma and other human challenges. Through our psychiatry offerings, our board-certified psychiatrists and prescription-eligible nurse practitioners treat a higher acuity patient demographic, including those who may have pharmacological needs. Our psychiatry clinicians, may in their discretion, refer the member to a primary care provider or face-to-face psychiatrist if the clinical need arises, including to address potential needs for “controlled substances.” Talkspace does not prescribe controlled substances in accordance with the Drug Enforcement Administration (“DEA”) Ryan Haight Act.

We have a vast nationwide network of fully-credentialed providers across all 50 U.S. states. Our network is sustained and enhanced by an attractive value proposition to providers, including flexibility, convenience, efficiency, professional development opportunities and income. We also believe that our platform provides other benefits to providers through expanded reach, steady access to member leads, reduced administrative burdens, more efficient time utilization and data-driven insights. We designed our provider network to be scalable and to leverage a hybrid model of both employee providers and independently contracted providers to support multiple growth scenarios.

Our network is empowered to deliver what we believe will enable an enhanced care journey, higher member lifetime engagement, meaningful outcomes and greater margins when compared to face-to-face treatment. In pursuing our mission of helping people everywhere to heal, we aim to provide our members with high-quality behavioral healthcare, whether they are paying for the service directly or via coverage through a health plan, employee access program, or employer benefit.

For the year ended December 31, 2022 our revenues were $119.6 million compared to $113.7 million for the year ended December 31, 2021. Completed B2B sessions related to members covered under our health plan clients during the year ended December 31, 2022 were approximately 426,400 compared to 273,700 completed B2B sessions for the year ended December

31, 2021. As of December 31, 2022, we had over 62,000 active members receiving care through our B2B and B2C channels, including over 92 million B2B eligible lives and 15,000 B2C active members compared to approximately 56,000 active members receiving care through our B2B and B2C channels, including approximately 69 million B2B eligible lives and 24,000 B2C active members as of December 31, 2021.

Our Offerings

Through our platform, we provide psychotherapy and psychiatry services to individuals, enterprises (also referred to as "employers") and health plans through both B2B and B2C channels. In psychotherapy, or “talk therapy,” members work with a licensed therapist or counselor to treat specific mental health conditions like depression or anxiety, trauma and other human challenges, including by developing positive thinking and coping skills. In psychiatry, members receive personalized, expert care from a prescriber who specializes in mental healthcare and prescription management.

By seeking to eliminate barriers in accessing and utilizing mental healthcare and offering providers technology-enabled tools to provide high-quality clinical care with a data-driven approach to treatment, we offer our members a robust ecosystem for end-to-end behavioral healthcare.

Psychotherapy: We offer text, audio and video-based psychotherapy from licensed therapists through employers and health plans in the B2B channel and directly to consumers in the B2C channel. Individual subscribers sign up for individual plans (i.e., Unlimited Messaging Therapy Plus, Unlimited Messaging Therapy Premium, Unlimited Messaging Therapy Ultimate, Talkspace Couples Therapy and Talkspace Teens Therapy) inclusive of text, video and audio messaging.

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

Psychiatry: Services are provided through health plans and employers and to consumers via the Talkspace platform. Typical packages include one initial video consultation, with follow-up video appointments as needed. Like the traditional face-to-face model, Talkspace providers can prescribe medication they deem necessary up and until the point, that in the providers discretion, the member requires a face-to-face provider for potential need of those prescriptions labeled a “controlled substance” under the federal Controlled Substances Act. Our psychiatry services are comprised of board-certified psychiatrists, as well as prescription-eligible nurse practitioners who may supplement the psychiatrist in follow-up visits and act in a medication management capacity.

Our Customers

In pursuit of our mission to expand access to all individuals in need of behavioral services, we strive to deliver effective care to a broad range of customers through both our B2B and B2C channels.

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
•
Enterprise Clients: Through our direct-to-employer offering, we contract directly with employers to provide their employees unlimited synchronous and asynchronous care primarily on a per-member-per-month (“PMPM”) basis. A representative sample of our enterprise clients include Accenture, Expedia and Google.

In addition, we are increasingly chosen as a preferred vendor for higher education and government clients. Through our contracts with colleges, universities and Greek letter organizations, we provide mental health solutions to students and student athletes across the United States. We additionally hold a number of employer benefits and EAP relationships with municipalities across the United States. As of December 31, 2022, we had approximately 92 million eligible lives within our B2B channel.

Within our B2C channel, we serve a diverse customer base, with members from all socioeconomic backgrounds, ages, genders, ethnicities, geographies and income level. Further, with both psychotherapy and psychiatry professionals, along with a comprehensive suite of self-help tools, our platform is designed to address the needs of members across a broad range of acuities. As of December 31, 2022, we had over 15,000 B2C active members located across all 50 U.S. states and select international markets. B2C members may cancel their subscription at any time and will receive a pro-rata refund for the subscription price.

Technology Platform

We believe that virtual therapy offers an attractive opportunity to improve behavioral health through data science and machine learning. Through digital phenotyping and predictive modeling, the data imprint left by interactions on our platform opens a new, quantitative viewpoint into the behavioral condition of our members. By securely leveraging our unique dataset to identify patterns, which is augmented by advanced, data-driven tools to personalize care, we believe we are able to optimize clinical outcomes. We have designed our technology platform and information practices to achieve and maintain compliance with HIPAA and other legal requirements regarding the confidentiality of patient information. We maintain a written privacy and information security management program, led by designated subject matter experts, in order to (i) limit how we use and disclose protected health information of the members who utilize our technology platform or therapeutic services, (ii) implement reasonable administrative, physical, and technical safeguards to protect such information from misuse, and (iii) assist our customers with certain duties such as access to information under the privacy standards, among other program elements. We require our agents and subcontractors who have access to such information to enter into written agreements that require them to meet the same standards for security and privacy. We obtain third-party examinations of our controls relating to security and data privacy. In particular, we regularly obtain a Type II Service Organization Control SOC 2 report (Reporting on Controls at a Service Organization relevant to security, availability and privacy). We also retain outside consultants to regularly assess our vulnerability through penetration testing and analysis of our compliance with the HIPAA Security Rule.

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

Robust data ecosystem: We have a closed-loop data ecosystem providing a multi-dimensional view of the individuals who seek treatment on our platform. This data provides a holistic picture of each user – the problems they manifest, diagnoses, treatment plans, medical history, personal history, and clinical outcomes. Our data contain over 6 billion words sent by millions of users over 110 million anonymized messages. We have approximately 4 million completed psychological assessments. Our data contain information about members collected by therapists, including approximately 700,000 diagnoses and over 1 million progress and psychotherapy notes. Our data also contains information about therapists reported by members, including over 1 million therapist ratings. We believe the size and depth of our clinical data is vast relative to the industry and is a differentiating element of our digitally-native modality.

Empowering providers to deliver enhanced care: Our providers are equipped with tools that allow them to optimize time utilization and improve clinical efficacy. One of the leading challenges in behavioral healthcare is a patient’s premature termination of engagement with the provider and, thus, a core focus of our machine learning strategy is to drive member engagement and increase care continuity, helping members to continue treatment long enough to reap its benefits. In order to extend the lifetime duration of our member base, we provide our providers insights on their patients’ needs and behaviors and offer techniques and suggestions that we believe are likely to maximize their patients’ satisfaction and engagement. These insights, delivered through our fully-integrated data intelligence platform, help providers to deliver effective treatments to their patients, and raise members’ awareness when tracking their own clinical progress.

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

In addition, large, well-financed health systems and health plans have in some cases developed their own virtual behavioral health tools and may provide these solutions to their consumer at discounted prices. In the future we may face competition from large technology companies, such as Apple, Amazon, Meta, Verizon, or Microsoft, who may wish to develop their own virtual behavioral health solutions, as well as from large retailers like Amazon or Walmart. With the emergence of COVID-19, and in particular the relaxation of privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), we have also seen increased competition from providers who utilize consumer-grade video solutions, such as Zoom Video and Twilio. We believe that the breadth of our existing client and member bases, the depth of our technology platform, and our business-to-business focus on promoting existing healthcare brands and integrating freely with multiple platforms increases the likelihood that stakeholders seeking to develop virtual behavioral healthcare solutions will choose instead to collaborate with Talkspace.

Therapists, Physicians and Healthcare Professionals

In the second quarter of 2022, we completed the transition of our structure with respect to our relationships with healthcare providers, transitioning to a structure where Talkspace LLC, our wholly-owned subsidiary, has entered into various agreements with Talkspace Provider Network, PA ("TPN"), a Texas professional association entity, which in turn contracts with our affiliated professional entities and physicians, therapists, and other licensed professionals for clinical and professional services provided to our members. As part of this transition, Talkspace LLC is party to various Management Services Agreements (“MSAs”) with TPN and our affiliated professional entities. Pursuant to the MSAs, Talkspace LLC is the managing entity (the “Manager”) and provides management and administrative resources and services essential to the operations of these entities and receives a management fee for these services and reimbursement of expenses incurred. TPN and our affiliated professional entities in turn have the obligation under the MSAs to engage all licensed physicians and other health professionals to provide behavioral healthcare services to our members.

We believe the transition to a structure where we operate under various MSAs with professional associations and professional corporations authorized by state law to contract with affiliated professionals to delivery teletherapy services to its members, helps ensure we are able to comply with all applicable regulatory requirements, including the corporate practice of medicine and fee-splitting laws, that are necessarily implicated by engaging in telehealth care that can only be delivered by physicians. The Company is continuing to transition its current agreements with its clients, members and other business partners to TPN or our other affiliated professional entities, where applicable.

See Note 15, “Variable Interest Entities” in the notes to the consolidated financial statements for further details.

Human Capital Overview

The Company’s workforce is critical to the creation and delivery of its services and the success of the company. Our ability to attract, develop and retain talented employees with the skills and capabilities needed by our business is a key component of our long-term growth and our mission of providing more people with convenient access to quality, affordable behavioral healthcare.

The Company views full-time employees and independently contracted providers as its total workforce, as well as the various formal and informal programs and resources to support, recruit, train and retain its workforce. The Company's human capital network includes, but is not limited to, employee and independently contracted providers (licensed therapists, psychologists, psychiatrists), as well as employees in various support functions throughout the Company. The human capital needs and strategy of our business is overseen by the Company's Board of Directors and Chief Executive Officer and supported by the Company’s Human Resources Department, which reports directly to the Chief Executive Officer.

As of December 31, 2022, we had 339 employees comprised of 129 providers and 210 professionals supporting the accounting, finance, technology, sales, marketing and other support functions and 3,203 independently contracted providers. With providers comprising a considerable segment of the Company’s workforce base, we believe they are a significant human capital resource for the Company, and, accordingly, we view their recruitment, retention, compensation and productivity as important to the success of the Company.

Culture and Values

Tone at the top is what drives us. We are committed to maintaining a respectful, secure and supportive workplace culture with open communication and accessible, safe channels for feedback. In addition, all employees are required to complete training and affirm compliance with the Talkspace Code of Business Conduct and Ethics (the “Code”), which confirms the Company’s policy to conduct its affairs in compliance with all applicable laws and regulations and observe the highest standards of business ethics. The Code is reviewed regularly by the Audit Committee and approved by the Board of Directors and is complemented by other policies and training. Any violations of our Code are encouraged to be immediately reported and are kept anonymously.

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

Training and Development

Our growth mindset culture begins with valuing learning over knowing – seeking out new ideas, driving innovation, embracing challenges, learning from failure, and improving over time. The Company strives to provide mentorship and career development to existing employees to help everyone on the team reach their full potential and employees are encouraged to reach out to their supervisors, if further development training is needed. In addition, the Company provides ongoing training in areas related to HIPAA, Cybersecurity, Security and Privacy Controls and Anti-Harassment and Discrimination training, among others.

Cybersecurity

We have a vigorous, risk-based cybersecurity program, dedicated to protecting our data as well as data belonging to our members and providers. We utilize a defensive in-depth strategy, with multiple layers of security controls to protect our data and solutions. Our cyber-security team is comprised of experts across our enterprise, as well as outside experts, to ensure that we are monitoring and maintaining the effectiveness of our cybersecurity governance and vulnerability management programs.

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

Corporate Practice of Medicine Laws in the U.S.; Fee Splitting

We contract with physicians or physician owned professional associations, professional corporations and therapists to provide access to our platform to them and their patients. We finalized an MSA with TPN and have direct management services contracts with other TPN affiliated entities pursuant to which we provide them with billing, scheduling and a wide range of other administrative and management services, and they pay us for those services via management and other service fees. These contractual relationships are subject to various state laws that prohibit fee splitting or the corporate practice of medicine or professional services by lay entities or persons and that are intended to prevent unlicensed persons from interfering with or influencing a physician’s or another licensed professional’s clinical judgment. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine and other licensed profession restrictions of certain states, decisions and activities such as contracting, setting rates and the hiring and management of personnel may implicate the restrictions on the corporate practice of medicine or a licensed profession.

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

Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information. Moreover, state laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. Where state laws are more protective/restrictive than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our existing or planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but, unlike HIPAA, some may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws could change rapidly, and there is currently a new federal privacy law or federal breach notification law under consideration to which we may be subject.

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

International Regulation

We expect over time to continue to expand our operations in foreign countries through both organic growth and acquisitions. In such a case, our international operations will be subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws; economic sanctions laws; various data security insurance, tax, tariff and trade laws and regulations; corporate governance; various data security and data protection laws (including the EU General Data Protection Regulation, known as GDPR, and UK data privacy regime); labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; required localization of records and funds; and limitations on dividends and repatriation of capital. In addition, the expansion of our operations into foreign countries increases our exposure to the anti-bribery, anti-corruption and anti-money laundering provisions of U.S. law as well as similar laws in the countries in which we operate, including the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”), and corresponding foreign laws, including the UK Bribery Act.

The FCPA prohibits offering, promising or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. We also are subject to applicable anti-corruption laws of the jurisdictions in which we operate. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the Securities Exchange Commission (“SEC”) and the DOJ have increased their enforcement activities with respect to the FCPA. The UK Bribery Act is an anti-corruption law that is broader in scope than the FCPA and applies to all companies with a nexus to the United Kingdom. Disclosures of FCPA violations may be shared with the UK authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions. We have internal control policies and procedures and conduct training and compliance programs for our employees to deter prohibited practices. However, if our employees or agents fail to comply with applicable laws governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions.

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

Through March 10, 2023, the Company has been approved for one patent related to “System and Method in Monitoring Engagement” which relates to the tracking of therapeutic progress between therapist and client. We also have one patent that is pending and several other conditional applications in the United States. We intend to continue to apply for additional patents relating to our software and technology. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims.

We own and use trademarks and service marks on or in connection with our business and services, including both unregistered marks and registered trademarks in the United States. In addition, we rely on other forms of intellectual property protection including trade secrets, know-how and other unpatented proprietary processes, in each case in support of our business. We make efforts to maintain and protect our intellectual property and the proprietary aspects of our products and technologies, including through the use of nondisclosure agreements and the monitoring of our competitors. Although we take steps to protect our trade secrets and know-how, third parties may independently develop or otherwise gain access to our trade secrets and know-how by lawful means. We require our employees, consultants and certain of our contractors to execute confidentiality agreements in connection with their employment or consulting relationships with us but these agreements may not provide meaningful protection, and we cannot guarantee that we have executed such agreements with all applicable counterparties. Furthermore, these agreements may be breached, and we may not have an adequate remedy for any such breach. We also require our employees and consultants to disclose and assign to us inventions conceived during the term of their employment or engagement while using our property or which relate to our business. We also license certain intellectual property rights that are used in our business from third parties.

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

Additional Information

The Company's principal place of business is at 622 Third Avenue, New York, NY 10017 and its telephone number is (212) 284-7206. The Company's website address is talkspace.com. The Company makes available free of charge on the investors section of its website the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and other SEC filings and all amendments to those reports filed or furnished to the SEC pursuant to Section 13(a), 14 or 15(d) of the Exchange Act, as soon as reasonably practicable after we file or furnish such materials to the SEC. The SEC also maintains a website (www.sec.gov) that contains these reports, proxy and information statements and other information. The information on our website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC, except where we expressly incorporated such information.

Item 1A. RISK FACTORS

In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. Certain statements in “Risk Factors” are forward-looking statements, see “Forward-Looking Statements” in Part II Item 7.

Unless the context otherwise requires, all references in this subsection to the “Company,” “we,” “us” or “our” refer to the business of Talkspace, Inc. and its consolidated subsidiaries.

SUMMARY RISK FACTORS

The following is a summary of the material risks known to us. You should carefully consider the following risk factors together with all other information included in this Form 10-K and our other publicly filed documents when investing in our common stock.

Risks Related to our Operating Results and Early Stage of Growth

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
•
We may experience difficulties in managing our growth and expanding our operations.

Risks Related to our Business and Industry

•
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
•
Negative media coverage and social medica engagement could adversely affect our business.
•
We may become subject to medical liability claims.
•
We rely on third-party platforms, such as the Apple Store, to distribute our platform and offerings.
•
We rely on third parties and our own systems for providing services to our clients and members, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with clients and members.
•
If our or our vendors’ security measures fail or are breached and unauthorized access to a client’s data or information systems is obtained, our services may be perceived as insecure.
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
•
The loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled and diverse employees could adversely affect our business.
•
Risks related to acquisitions of other companies or technologies.
•
Inflation and increased interest rates may increase our operating and capital costs.

Risks Related to our Legal and Regulatory Environment

•
Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions.
•
Evolving government regulations may result in increased costs or adversely affect our results of operations.
•
We are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician and other professional services.
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
•
Use of social media may subject us to fines or other penalties or be an ineffective source to market our offerings.
•
We may be exposed to compliance obligations and risks under anti-corruption, export controls and economic sanctions laws and regulations of the United States and applicable non-U.S. jurisdictions.

Risks Related to our Intellectual Property

•
Any failure to protect, enforce or defend our intellectual property rights could impair our ability to protect our technology and our brand.
•
Third parties may challenge the validity of our trademarks and patents or oppose trademark and patent applications.
•
We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.
•
Our proprietary software may not operate properly, and if we cannot resolve any technical issues in a timely manner, we may lose clients and our reputation may be harmed.
•
Risks related to collaborations.

Risks Related to Ownership of our Common Stock, our Warrants and Operating as a Public Company

•
Increased costs and devoted management time as a result of operating as a public company.
•
We have material weaknesses in our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
•
Provisions in our organizational documents and Delaware law may have an adverse impact on us.
•
Future resales of our common stock may cause the market price of our securities to drop significantly.
•
Our warrants are exercisable for common stock, which could increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
•
We do not intend to pay cash dividends for the foreseeable future.
•
Risks related to exercise price and redemption of warrants.
•
If we fail to comply with the continued listing requirements of the Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.

RISKS RELATED TO OUR OPERATING RESULTS AND EARLY STAGE OF GROWTH

We have a history of losses, which we expect to continue, and we may never achieve or sustain profitability.

We have incurred significant losses in each period since our inception. These losses and accumulated deficit reflect the substantial investments we made to acquire new clients and members and to develop our technology platform. To date, we have derived a substantial majority of our revenue from clients and members who pay for access to our virtual behavioral health platform, and our longer-term results of operations and continued growth will depend on our ability to successfully grow our revenue from existing clients and members, to acquire new potential future clients and develop and market new virtual behavioral health products and services that are attractive to our clients and members. We intend to continue scaling our business to increase our client, member and provider bases, broaden the scope of services we offer, invest in research and development and expand the applications of our technology through which clients and members can access our services. Accordingly, we expect to make increased investments to support accelerated growth and the required investment to scale our provider network, we also expect increased efficiencies and economies of scale. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. In addition, our results of operations would also suffer if our innovations are not responsive to the needs of our clients and members, appropriately timed with market opportunity, effectively brought to market or do not achieve market acceptance. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

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

Our business and the markets we operate in are new and rapidly evolving which make it difficult to evaluate and assess the success of our business to date, our future prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:

●
Retain our existing clients and members that subscribe to our subscription offerings and utilize our services and to attract new clients and members to our platform and subscription offerings and position our platform as a convenient and accepted way to access therapy and psychiatry;
●
convince new and existing clients and members to rapidly adopt new offerings on our platform;
●
attract and retain providers for inclusion in our platform;
●
comply with existing and new laws and regulations applicable to our business and in our industry, as well as additional laws that may be applicable to new service offerings;
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

We have experienced significant growth in the last several years, and therefore our recent revenue growth rate and financial performance should not be considered indicative of our future performance. From 2021 to 2022, our revenues grew at a compound annual rate of 5.2%. In addition, as a result of the COVID-19 pandemic, we experienced a significant increase in revenue, which increases we have managed to maintain for the time being. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. Our future growth will depend, in part, on our ability to grow our revenue from existing clients and members, to acquire potential future clients and members and to expand our client, member and provider bases. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenue or to generate net income. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our client and member bases depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing clients and members may be slower to adopt our services than we currently anticipate, which could adversely affect our results of operations and growth prospects.

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

If growth in the number of clients and members on our platform decreases, or the number of products or services that we are able to sell to our clients and members decreases, due to legal, economic or business developments, our business, financial condition and results of operations will be harmed.

We currently generate most of our revenues from our health plan and enterprise clients which contracts are one to three years in length. We also generate revenues from members who purchase subscription access to our platform. These subscriptions generally have stated initial terms of one-to-six months and members may cancel their subscription at any time and will receive a pro-rata refund for the subscription price. Most of our clients and members have no obligation to renew their subscriptions for our services after the initial term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients. Additionally, as we grow our client and member bases, we will need to maintain and grow our network of providers. Certain of our providers are permitted to provide services on other platforms, and therefore, our success will be dependent on our ability to retain and recruit highly trained and licensed therapists, psychiatrists and other providers to our platform. Additionally, our future results of operations depend, in part, on our ability to expand our services and offerings, including broadening our continuum of care. If our clients and members fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline or our future revenue growth may be constrained.

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

Our success and future growth largely depend on our ability to increase consumer awareness of virtual behavioral therapy in general and our platform and offerings, in particular, and on the willingness of current and potential clients and members to utilize our platform to access information and behavioral health services. We believe the vast majority of consumers make purchasing decisions for behavioral health services on the basis of traditional factors, such as insurance coverage. This traditional decision-making process does not always account for restrictive and complex insurance plans, high deductibles, expensive co-pays and other factors, such as discounts or savings available at alternative therapists or practices. To effectively market our platform, we must educate consumers about the various purchase options and the benefits of using Talkspace for behavioral healthcare, including when such services may not be covered by their health insurance benefits. We focus our marketing and education efforts on potential clients, members and other consumers, but also aim to educate and inform healthcare providers and other participants that interact with consumers, including at the point of purchase. However, we cannot assure you that we will be successful in changing consumer purchasing habits or that we will achieve broad market education or awareness among consumers. Even if we are able to raise awareness among consumers, they may be slow in changing their habits and may be hesitant to use our platform for a variety of reasons.

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

The ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as state therapist or psychiatrist licensing laws and standard of care requirements, and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. Our failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our client and member bases, higher costs, less attractive services for our clients and members and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Negative media coverage and social media engagement could adversely affect our business.

We receive a substantial amount of media coverage in the United States. Unfavorable publicity regarding, among others, the healthcare industry, litigation or regulatory activity, the actions of the entities included or otherwise involved in our platform, virtual behavioral health services included on our platform or by other industry participants, our data privacy or data security practices, or our platform could materially adversely affect our reputation. In addition, from time to time, news media outlets have provided negative coverage regarding our platform and privacy practices and any such negative media coverage, regardless of the accuracy of such reporting, may have an adverse impact on our business and reputation, as well as have an adverse effect on our ability to attract and retain clients, members, other consumers, or employees, and result in decreased revenue, which would materially adversely affect our business, financial condition and results of operations.

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

Our overall business entails the risk of medical liability claims. Although TPN and our affiliated professionals carry or will carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to the services rendered, successful medical liability claims could result in substantial damage awards that exceed the limits of TPN’s and those affiliated professionals’ insurance coverage. TPN carries or will carry professional liability insurance for itself and each of its healthcare professionals (our providers). Additionally, all of our network providers that contract or will contract with TPN separately carry or will carry professional liability insurance for itself and its healthcare professionals. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services through TPN and our affiliated professionals. As a result, adequate professional liability insurance may not be available to TPN and our affiliated professionals in the future at acceptable costs or at all, which may negatively impact TPN and our affiliated professionals to provide services to our members, and thereby adversely affect our overall business and operations.

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

In addition, our ability to deliver our Internet-based services depends on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced, and expect that we may experience in the future, interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients and members.

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

Our services involve the storage and transmission of our clients’ and members’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, clients, members and others, as well as the protected health information (“PHI”), of our clients and members. We are subject to laws and regulations relating to the collection, use, retention, security and transfer of this information. Because of the extreme sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our or our third-party vendors’ network, hosted service providers or vendor systems could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers such as denial-of-service and phishing attacks, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. In certain cases, these hackers are or are acting on behalf of state sponsors which further increases the risk of sophistication. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive client or member data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our clients and members. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect client, member or investor confidence in us, and reduce the demand for our services from existing and potential clients and members. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. In any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

Due to applicable laws and regulations or contractual obligations, we may be held responsible for any information security failure or cyber-attack attributed to our vendors as they relate to the information we share with them. In addition, because we do not control our vendors and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect confidential, proprietary, or sensitive data, including personal data. Regardless of whether an actual or perceived cyber-attack is attributable to us or our vendors, such an incident could, among other things, result in improper disclosure of information, harm our reputation and brand, reduce the demand for our products and services, lead to loss of client confidence in the effectiveness of our security measures, disrupt normal business operations or result in our systems or products and services being unavailable. In addition, it may require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations or damages for contract breach, divert the attention of management from the operation of our business and cause us to incur significant costs, any of which could affect our financial condition, operating results and our reputation. No material cybersecurity incidents have occurred during the year ended December 31, 2022.

There may be adverse tax, legal and other consequences if the employment status of providers on our platform is challenged.

There is often uncertainty in the application of worker classification laws, especially in the medical field where individuals are required to hold professional licenses, and, consequently, there is risk that providers could be deemed to be misclassified under applicable law. We and TPN structure our relationships with the majority of our respective providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. The tests governing whether a service provider is an independent contractor, or an employee are typically highly fact sensitive and vary by governing law. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our and TPN’s providers are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. An actual or alleged misclassification determination creates potential exposure for us, including but not limited to: monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security, Medicare, workers’ compensation and unemployment; claims of discrimination, harassment and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages or other liability, and any adverse determination, including potentially the requirement for us to indemnify a user, could also harm our brand, which could materially and adversely affect our business, prospects, financial condition and results of operations. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, such indemnification agreements could be determined to be unenforceable or costly to enforce and indemnification under such agreements may otherwise prove inadequate. As a result, any determination that our and/or TPN’s providers are employees could have a material adverse effect on our business, financial condition and results of operations.

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

There is a trend of increasing enforcement by regulators of the strict approach in recent guidance and decisions which could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

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

Changes in tax laws could adversely affect our operating results and financial condition.

We may be subject to changes in tax laws and have additional tax liabilities. We are subject to changes in tax laws, treaties or regulations and the interpretation or enforcement thereof in the United States and in jurisdictions in which we or any of our subsidiaries operate or are organized, and any such changes could have a material effect on our results of operations and liquidity. In October 2021, the Group of 20 endorsed a new global minimum tax rate for large multinational companies, which also has the support of a large number of countries and territories responsible for the overwhelming majority of global economic output. To take effect, the minimum tax would need to be implemented by each jurisdiction. It is not yet clear how such a minimum tax would impact our business. The Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) adopted sweeping changes to the U.S. Internal Revenue Code which also could have a material adverse effect on our financial condition and results of operations. In addition to lowering the U.S. corporate income tax rate and numerous other changes, the law imposes more stringent limitations on the deductibility of net operating losses and imposes a type of minimum tax designed to reduce the benefits derived from intercompany transactions and payments that result in base erosion. Although the Tax Reform Act has not had a material effect on our financial statements to date, if these tax laws, treaties or regulations change or any tax authority successfully challenges our assessment of the effects of such laws, treaties and regulations it could have a material adverse effect on us, resulting in a higher effective tax rate on our consolidated earnings or a reclassification of the tax effects of our significant corporate restructuring transactions. On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact to the Company.

Certain U.S. state and local tax authorities may assert that we have a nexus with such states or localities and may seek to impose state and local income taxes on our income allocated to such state and localities and assert we are required to collect sales and use taxes.

There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states or localities. States and localities are becoming increasingly aggressive in asserting nexus for state and local income tax purposes. We could be subject to additional state and local income taxation, including penalties and interest attributable to prior periods, if a state or local tax authority in a state or locality where we do not currently file an income tax return successfully asserts that our activities give rise to nexus for state income tax purposes. Such tax assessments, penalties and interest may adversely affect our cash, tax liabilities, results of operations and financial condition.

In addition, state taxing authorities may assert that we had economic nexus with their state and were required to collect sales and use or similar taxes with respect to past or future services that we have provided or will provide, which could result in tax assessments and penalties and interest.

Our ability to use our net operating losses and certain other attributes may be subject to certain limitations.

The Company has federal and state net operating loss carryovers (“NOL”) which are available to reduce future taxable income. The NOL carryforwards begin to expire in 2032 and may become subject to annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under I.R.C. Section 382. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or future tax liabilities. The federal losses generated from 2018 onward do not expire.

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

Our quarterly results of operations, including our revenue, net loss and cash flows, has varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the factors described in this section.

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

Our success depends largely upon the continued services of our key members of senior management. These members of senior management are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. For instance, on November 7, 2022, we appointed Dr. Jon R. Cohen to the position of Chief Executive Officer of the Company, effective as of November 9, 2022. The replacement of one or more of our executive officers or other key employees will likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our business would also be adversely affected if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment. While we have employment arrangements with a limited number of key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us.

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

If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business as a result of unanticipated costs or liabilities, difficulty converting the clients of the acquired business onto our platform and contract terms, diversion of management’s attention from other business concerns and employee retention issues, among other reasons.

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

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition and results of operations may suffer. For example, the goodwill acquired in connection with the acquisition of the relationship counseling App “Lasting” in November 2020 was fully written-off in December 31, 2022, following an annual goodwill impairment test and resulting $6.1 million impairment charge.

Inflation and increased interest rates may increase our operating and capital costs.

In 2022, inflationary pressures resulting from COVID-19 relief and aid programs, supply chain constraints and generally improved economic conditions increased our costs for provider compensation necessary to operate our business, and our clients’ costs of living. We expect these inflationary pressures to continue to impact our margins and more generally, our business in 2023.

After almost 10 years of low interest rate environments, inflationary pressures and efforts in the U.S. and around the world to combat inflation have resulted in increased interest rates by central banks globally. As a result, to the extent we incur any indebtedness the interest rates we are charged may be significantly higher than our interest rates in prior years, which increases our cost to operate our business. Further, the increased interest rates could affect our clients’ businesses and borrowing costs, which in turn could impact their ability to make timely payments to us.

Our attempts to offset these increasing costs, such as improving efficiency in other areas of the business, may not be successful. To the extent that our offsetting measures are not sufficient to offset these higher costs, our results of operations may be adversely affected.

RISKS RELATED TO OUR LEGAL AND REGULATORY ENVIRONMENT

Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions.

Our ability to conduct telehealth and teletherapy services through our network of providers in a particular jurisdiction is directly dependent upon the applicable laws governing remote care, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. With respect to telehealth and teletherapy services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in the suspension or modification of our telehealth and teletherapy operations in certain states. However, the extent to which a jurisdiction considers particular actions or relationships to comply with the applicable standard of care is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, each with broad discretion. Accordingly, we must monitor our compliance with the law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Although the COVID-19 pandemic has led to the relaxation of certain Medicare, Medicaid and state licensure restrictions on the delivery of telehealth and teletherapy services, it is uncertain how long the relaxed policies will remain in effect, and there can be no guarantee that such restrictions will not be reinstated or changed in a way that adversely affects our business.

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

We have transitioned to a structure where we have entered into various agreements with a Texas professional association entity, TPN, which in turn contracts with our affiliated professional entities and physicians, therapists, and other licensed professionals for clinical and professional services provided to our members. There is a risk that U.S. state authorities in some jurisdictions may find that these contractual relationships with professional entities, physicians and other healthcare providers providing telehealth and teletherapy violate laws prohibiting the corporate practice of medicine and professional fee splitting. These laws generally prohibit the practice of medicine by lay persons or entities and prohibit us from employing physicians and certain licensed professionals, directing the clinical practice of physicians and certain licensed professionals, holding an ownership interest in an entity that employs physicians and certain licensed professionals or from engaging in certain financial arrangements, such as splitting professional fees with physicians and certain licensed professionals. The laws are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing a healthcare provider’s professional judgment. The extent to which each state considers particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and professional counselors and therapists, and state attorneys general, among others. As such, we must monitor our compliance with applicable laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice of medicine or fee splitting laws will not circumscribe our business operations.

TPN contracts with therapists and other licensed professionals or enters into agreements with our affiliated professional entities, physicians, therapists and other licensed professionals for the clinical and professional services provided to our members. We do not own TPN or the professional entities with which it will contract. TPN and the professional entities are 100% owned by an independent licensed physician qualified to own TPN and such professional entities in the respective states of incorporation. A material change in our relationship with TPN or among TPN and the contracted professional entities, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to members as we intend under the transitioned structure and could have a material adverse effect on our business, financial condition, and results of operations.

State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers. Due to the prevalence of the corporate practice of medicine doctrine, including in states where we conduct our business, we are subject to related agreements with TPN. One such agreement is a management services agreement with TPN, pursuant to which TPN reserves exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services and we provide non-clinical management and administrative services in exchange for a management fee. The other professional entities, physicians, therapists and other licensed professionals who provide clinical and professional services to our members through contracts with TPN also retain exclusive control and responsibility for all aspects of medical services provided to our members. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may successfully challenge our organization and contractual arrangements with our providers once implemented. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our providers to comply with these statutes, could eliminate clients located in certain states from the market for our services. Furthermore, these arrangements could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, adverse determination or litigation with regard to our arrangements with TPN and our affiliated professional entities could have a material adverse effect on our business, financial condition, and results of operations.

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

Uncertainty regarding future amendments to the ACA as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

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

For a summary of the potential applicable U.S. federal and state healthcare laws, see, “Item 1. Business – U.S. Regulation.”

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

Failure by us, our employees, affiliates, partners or others with whom we work to comply with applicable laws and regulations could result in administrative, civil, commercial or criminal liabilities, including exclusion from participation in government healthcare programs, including Medicare and Medicaid. Any such penalties could have a material adverse effect on our reputation, our ability to compete for other contracts and our financial position, results of operations and/or cash flows.

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

The privacy and security of personal information stored, maintained, received or transmitted electronically is an enforcement priority in the United States and internationally. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, any failure or perceived failure to comply with such requirements may result in proceedings or actions against us by government entities or private parties, or could cause us to lose clients or members, any of which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Any allegations about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

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

HIPAA also requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. Further, if a breach affects 500 patients or more, it must be reported to the U.S. Department of Health and Human Services Office (“HHS”) without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI or following a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state attorneys general to file suit on behalf of their residents and HIPAA's standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations and prospects.

In addition to HIPAA, the U.S. federal government and various states and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information, to which we are or may become subject. For example, California implemented the California Consumer Privacy Act, or CCPA, which came into effect in 2020, and the California Privacy Rights Act (“CPRA”), which came into effect on January 1, 2023, and to which we are subject. The CCPA imposes obligations and restrictions on businesses regarding their collection, use, processing, retaining and sharing of personal information and provides new and enhanced data privacy rights to California residents. Protected health information that is subject to HIPAA is excluded from the CCPA; however, information we hold about individual residents of California that is not subject to HIPAA would be subject to the CCPA. Furthermore, California voters approved the California Privacy Rights Act (“CPRA”) in November 2020, which will significantly amend and expand the CCPA, including by providing consumers with additional rights with respect to their personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CPRA will come into effect on January 1, 2023, applying to information collected by businesses on or after January 1, 2022. We expect states to continue to enact legislation similar to the CCPA and CPRA that provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. Laws similar to the CCPA and CPRA have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.

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

Furthermore, there are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personal information, the scope of which is continually evolving and subject to differing interpretations. If we provide services to users outside the United States, we may be subject to such laws, regulations, directives and obligations in relation to processing of personal information, and we may be subject to significant consequences, including penalties, fines and contractual liability, for our failure to comply. We are subject to the EU GDPR and the UK data privacy regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018 (the “UK GDPR”) (the EU GDPR and the UK GDPR, collectively the “GDPR”), which impose a strict data protection compliance regime including stringent data protection requirements. EU Member States and the UK are also able to legislate separately on sensitive data (i.e., mental health), and we must comply with these local laws where we offer our services.

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

The relationship between the UK and the EU in relation to certain aspects of data protection law, particularly transfers of personal data, remains unclear following the UK’s departure from the EU on January 1, 2021, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. These changes will lead to additional costs and increase our overall risk exposure.

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

Use of social media may subject us to fines or other penalties or be an ineffective source to market our offerings.

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

Although we have limited international operations, we may be or may become subject to compliance obligations under anti-corruption laws and regulations imposed by governmental authorities around the world with jurisdiction over our operations. As a U.S. corporation, we are subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or maintaining business. As a result, the Company faces the risk that an unauthorized payment or offer of payment could be made by one of its employees or intermediaries, even if such parties are not always subject to the Company’s control or are not themselves subject to the FCPA or other similar laws to which the Company may be subject. Any allegation or determination that the Company has violated the FCPA (or any other applicable anti-bribery laws in countries in which the Company does business, including the U.K. Bribery

Act 2010) could have a material adverse effect on the Company’s business, financial position, results of operations, cash flows and prospects.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK, OUR WARRANTS AND OPERATING AS A PUBLIC COMPANY

We continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and the Nasdaq Stock Market (“Nasdaq”), including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, our management and other personnel are required to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We are continuing to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.

Additionally, in June 2022, Talkspace reviewed and revised its director and officer liability insurance coverage. As a result, the board approved two additional layers of coverage on its “Side A” insurance which covers the personal assets of the Company’s directors and officers. This would allow coverage for individual liability protection of up to $30.0 million (after a $7.5 million deductible). Talkspace also retains $5.0 million in additional coverage for general securities liability. The Company will revise and renew its directors and officer coverage in June 2023.

We have material weaknesses in our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a public company, we are required to establish and maintain internal controls over financial reporting and, pursuant to Section 404 of the Sarbanes-Oxley Act, are required provide a report by management on, among other things, the effectiveness of our internal control over financial reporting for our annual reports on Form 10-K filed with the SEC. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In addition, Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting, starting with the annual report for the year ended December 31, 2022 (second annual report) on Form 10-K.

As noted under Item 9A, our management has determined that the following material weaknesses exist in our internal controls over financial reporting related to (a) Management was able to complete the design and establish effective information technology general controls (ITGCs) for the majority of tested ITGCs; however, some ineffective ITGC controls existed at December 31, 2022. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at December 31 2022; and (b) Management did not have an adequate process in place to monitor and provide oversight over the completion of its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner. As a result of the existence of these material weaknesses, our management concluded that neither our disclosure controls and procedures or our internal control over financial reporting were effective as of December 31, 2022.

We are currently in the process of remediating these material weaknesses and have taken numerous steps to address their underlying causes. For example, we have commenced a process to (a) hire additional personnel with appropriate technical skill sets, (b) develop an execution plan and resourcing to test controls and providing timely feedback of any deficiencies noted to complete remediation (c) establish a training program for the entire organization to support ongoing execution of internal controls and adherence to control activities (d) actively monitor corrective actions and providing status reporting to leadership on the progress.

We believe that these enhanced resources and processes will effectively remediate the material weaknesses, but the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that controls are operating effectively.

Failure to remediate the material weaknesses described above at all or within our expected timeframe, or the identification of any newly identified material weaknesses, could limit our ability to prevent or detect a misstatement of our financial results, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock and could subject us to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. A failure to implement and maintain effective control systems could also restrict our future access to the capital markets.

Delaware law and our organizational documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our organizational documents and the Delaware General Corporation Law ("DGCL") contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, our organizational documents include the following provisions or features that may make the acquisition of our company more difficult:

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

Outstanding warrants to purchase shares of common stock are exercisable in accordance with the terms of the Warrant Agreement governing those securities. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

If we fail to comply with the continued listing requirements of the Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.

Our common stock is currently listed for trading on The Nasdaq Global Select Market. We must satisfy Nasdaq’s continued listing requirements, including, among others, a minimum stockholders’ equity of $5.0 million and a minimum bid price for our common stock of $1.00 per share, or risk possibly delisting, which would have a material adverse effect on our business. On November 18, 2022, we received a letter from the Listing Qualifications staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the prior 30 consecutive business days, we no longer met the requirement of the Nasdaq Global Select Market to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). Upon expiration of the tolling period, if we do not maintain compliance with the Nasdaq continuing listing requirements, our common stock may be delisted from the Nasdaq Global Select Market and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

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

We may be subject to securities and/or other litigation, which is expensive, time-consuming and could divert management attention.

The market price of our securities may be volatile and, in the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may face allegations or litigation related to, among other things, securities issuances or business practices. For example, putative class action lawsuits have been filed by certain of our shareholders against us and certain of our current and former officers and directors alleging certain violations of the federal securities laws in connection with certain statements we have made regarding our business and financial condition. See Note 7, “Commitments and Contingent Liabilities” in the notes to the consolidated financial statements for further details. Additionally, we may become subject, from time to time, to other legal proceedings, payor audits, investigations, and claims that arise in the ordinary course of business such as claims brought by our clients in connection with commercial disputes or employment claims made by our current or former associates. Litigation disputes, including the disputes we are currently facing, could cause us to incur unforeseen expenses, result in content unavailability, and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our stock.

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

Our business exposes us to risks that are inherent in the provision of virtual behavioral healthcare. If clients, members or other individuals assert liability claims against us, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our solution. We attempt to limit our liability to clients and members by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, and may include larger self-insured retentions or exclusions for certain products. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition, and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company was a remote-only company with no permanent physical office space until recently. In the fourth quarter of 2022, the Company entered into a long-term sublease agreement for new office space in New York, NY. As of December 31, 2022, the majority of the Company’s employees are still working remotely.

The Company has limited operations outside the United States. The Company has one foreign subsidiary located in Israel which leases its operating facilities under a month-to-month operating lease agreement.

The Company does not view any of its leased facilities as material to its business.

Item 3. LEGAL PROCEEDINGS

We are presently a party to certain class action lawsuits for which a settlement was reached in February 2023 ending the ongoing litigation. The settlement for these lawsuits will have to be approved by the court, which the Company expects will occur in the second or third quarter of 2023. See Note 7, “Commitments and Contingent Liabilities” in the notes to the consolidated financial statements for further details.

In addition to the foregoing, the Company may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. The Company accrues for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability had been incurred and the Company can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On June 23, 2021, Talkspace, Inc.'s common stock and warrants began trading on the Nasdaq under the symbols “TALK” and “TALKW,” respectively. Prior to that time, there was no public market for our common stock or warrants.

As of December 31, 2022, there were 161,155,030 shares of common stock issued and outstanding and 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock at an exercise price of $11.50 per share.

As of December 31, 2022, there were 26,653,377 shares underlying outstanding stock options and restricted stock units.

Holders

As of March 8, 2023, there were 47 holders of record of our common stock and 13 holders of record of our warrants.

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

Share-Based Compensation Plans

The Company maintains a stock-based compensation plan under which the Company may grant cash and equity incentive awards to officers, employees, directors, consultants and service providers and one employee stock purchase plan under which employees of the Company and its participating subsidiaries are provided with the opportunity to purchase Talkspace common stock at a discount through accumulated payroll deductions during successive offering periods. See Note 11, “Share-based Compensation” in the notes to the consolidated financial statements for further details.

Issuer Repurchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its Common Stock during the fourth quarter of 2022:

	Total number of shares purchased	Average price per share	Total number of Shares Purchased as Part of a Publicly Announced Plan	Maximum number of Shares that may be Purchased Under the Plan
Period	—	$—	—	—
October 1, 2022 to October 31, 2022	—	—	—	—
November 1, 2022 to November 30, 2022	—	—	—	—
December 1, 2022 to December 31, 2022	—	—	—	—
Total	—	$—	—	—

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 6. Reserved.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, all references in this section as to “Talkspace,” the “Company,” “we,” “us” or “our” refer to the business of Talkspace, Inc. and its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes contained in this Annual Report. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs, that involve risks and uncertainties. As a result of many factors, such as those discussed in the “Risk Factors” and “Forward-Looking Statements” sections and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the years ended December 31, 2022 and 2021. For a discussion of our results of operations, liquidity and capital resources for the year ended December 31, 2020, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Overview

Talkspace is a healthcare company offering its members convenient and affordable access to a fully-credentialed network of highly qualified providers. We are a leading virtual behavioral health company and, since Talkspace’s founding in 2012, we have connected millions of patients with licensed mental health providers across a wide and growing spectrum of care through virtual counseling, psychotherapy and psychiatry. We created a purpose-built platform to address the vast, unmet and growing demand for mental health services of our members, serving our business-to-business (“B2B”) channel, comprised of large health plans and employee assistance programs (“health plan clients”) such as Aetna, Cigna, Premera and Optum and large enterprise clients such as Google and Expedia (collectively, our “clients”), who offer their employees and insured members access to our platform while their employer is under an active contract with Talkspace, or at in-network reimbursement rates, where applicable, and our business-to-consumer (“B2C”) channel, comprised of individual consumers who subscribe directly to our platform.

As of December 31, 2022, we had over 62,000 active members receiving care through our B2B and B2C channels, with over 92 million B2B eligible lives and over 15,000 B2C active members. For the year ended December 31, 2022, our clinicians completed 426,400 B2B sessions related to members covered by our health plan clients, as compared to 273,700 completed B2B sessions for the year ended December 31, 2021. Please refer to the “Key Business Metrics” section below for a description of active members and B2B eligible lives.

Operating Segments

The Company operates as a single segment and as one reporting unit, which is how the chief operating decision maker (who is the chief executive officer) reviews financial performance and allocates resources.

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	For the Year Ended December 31,
(in thousands, except number of health plan and enterprise clients or otherwise indicated)	2022	2021
Number of B2B eligible lives at year end (in millions)	92	69
Number of completed B2B sessions	426.4	273.7
Number of health plan clients at year end	19	11
Number of enterprise clients at year end	226	158
Number of B2C active members at year end	15.4	23.8

B2B Eligible Lives: We consider B2B lives “eligible” if such persons are eligible to receive treatment on the Talkspace platform, in the case of our enterprise clients, while their employer is under an active contract with Talkspace, or, in the case of health plan clients, at an agreed upon reimbursement rate through insurance under an employee assistance program or other network behavioral health paid benefit program. There may be instances where a person may be covered through multiple solutions, typically through behavioral health plans and employee assistance programs. In these instances, the person is counted each time they are covered in the B2B eligible lives calculation, which may cause this amount to reflect a higher number of B2B eligible lives than we actually serve.

Active Members: We consider members “active” (i) in the case of our B2B members, if such members have engaged on our platform during the preceding 25 days, such as sending a text, video or audio message to, or participating in a video call with, a provider, completing a satisfaction or progress report survey or signing up for our platform, and (ii) in the case of our B2C members, commencing on the date such member initiates contact with a provider on our platform until the term of their monthly, quarterly or bi-annual subscription plan expires, unless terminated early. While a growth in active members typically highlights strong engagement with our members, not all active members are associated with revenue in that particular period.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss for the year ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021
Net loss	$(79,672)	$(62,742)
Add:
Depreciation and amortization	1,357	1,973
Financial (income), net (1)	(3,740)	(31,228)
Taxes on income	254	47
Stock-based compensation	12,116	27,405
Impairment of goodwill	6,134	—
Non-recurring expenses (2)	4,880	3,677
Adjusted EBITDA	$(58,671)	$(60,868)

(1)
For the year ended December 31, 2022, financial income, net, primarily consisted of $3.1 million in gains resulting from the remeasurement of the warrant liabilities. For the year ended December 31, 2021, financial income, net, primarily consisted of $36.0 million in gains resulting from the remeasurement of the warrant liabilities, partially offset by $4.2 million in warrant issuance costs in connection with the closing of the Business Combination.
(2)
For the year ended December 31, 2022, non-recurring expenses primarily consisted of a $5.5 million accrual for estimated litigation expenses; such accrual represents our best estimate of the total cost the Company may incur for settling the outstanding shareholder litigation claims, including federal, state and derivative actions, pursuant to binding agreements reached with the relevant parties, net of insurance proceeds. For the year ended December 31, 2021, non-recurring expenses primarily consisted of severance costs related to the separation of Oren Frank and Roni Frank, co-founders and former executives of the Company, in November 2021.

Components of Results of Operations

Revenues

We contract with enterprises, health insurance plans and employee assistance organizations to provide services to individuals who are qualified to receive access to the Company’s services through the Company’s commercial arrangements. We generate revenues from contracted platform access fees paid to us by our enterprise clients for the delivery of therapy services to their members or employees and from payments from insured members and claims paid by their respective insurance companies. We recognize revenue from our enterprise clients ratably over the contractual term based primarily on a per-member-per month access fee model. We recognize revenues from services provided to insured members at a point in time, as virtual therapy or psychiatry session is rendered.

We also generate revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to the Company's therapy platform as well as supplementary a la carte offerings directly to individual consumers through a subscription plan. We recognize member subscription revenues ratably over the subscription period, beginning when therapy services commence. We recognize revenues from supplementary a la carte offerings at a point in time, as virtual therapy session is rendered. Members may cancel their subscription at any time and will receive a pro-rata refund for the subscription price.

Revenue growth is generated from increasing our eligible covered lives through contracting with health plans, increasing utilization within eligible covered lives, expanding enterprise clients, and increasing membership subscriptions.

Cost of Revenues

Cost of revenues is comprised of therapist payments and hosting costs. Cost of revenues is largely driven by the size of our provider network that is required to service the growth of our health plan and enterprise clients, in addition to the growth of our customer base.

We designed our business model and our provider network to be scalable and to leverage a hybrid model of both employee providers and independently contracted providers to support multiple growth scenarios. The compensation paid to our independently contracted providers is variable, and the amount paid to a provider is generally based on the amount of time committed by such provider to our members. In addition, our network supervisors have authority to approve the payment of incentive bonuses to providers with certain licenses during periods of higher demand for providers with such licenses. For our employee providers, they receive a fixed-salary and discretionary bonuses, where applicable, all of which is included in cost of revenues.

While we expect to make increased investments to support accelerated growth and the required investment to scale our provider network, we also expect increased efficiencies and economies of scale. Our cost of revenues as a percentage of revenues is expected to fluctuate from period to period depending on the interplay of these factors.

Operating Expenses

Operating expenses consist of research and development, clinical operations, sales and marketing, general and administrative expenses, and impairment of goodwill.

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

Marketing expenses consist primarily of advertising and marketing expenses for member acquisition and engagement, as well as personnel costs, including salaries, benefits, bonuses, stock-based compensation expense for marketing employees, third-party services and contractors. Marketing expenses also include third-party software subscription services, third-party independent research, participation in trade shows, brand messaging and costs of communications materials that are produced for our clients to generate greater awareness and utilization of our platform among our health plan and enterprise clients.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense for certain executives, finance, accounting, legal and human resources functions, as well as professional fees, occupancy costs, and other general overhead costs. We expect to incur additional general and administrative expenses in compliance, legal, investor relations, director’s and officer’s insurance, and professional services related to our compliance and reporting obligations as a public company, however we expect further incremental increases to be minimal.

Impairment of goodwill

Impairment of goodwill represents an impairment charge for goodwill as a result of the annual impairment test performed for the year ended December 31, 2022.

Financial (income), net

Financial (income), net includes the impact from (i) non-cash changes in the fair value of our warrant liabilities, (ii) issuance costs related to our warrants, (iii) interest earned on cash equivalents deposited in our bank accounts and (iv) other financial expenses in connection with bank charges.

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

Results of Operations

The following table presents the results of operations for the years ended December 31, 2022 and 2021 and the dollar and percentage change between the respective periods:

	For the Year Ended December 31,
	2022	2021	Change	% Change
(in thousands, except percentages, share and per share data)
Revenues	$119,567	$113,671	$5,896	5.2
Cost of revenues	59,229	46,899	12,330	26.3
Gross profit	60,338	66,772	(6,434)	(9.6)
Operating expenses:
Research and development, net	21,659	15,919	5,740	36.1
Clinical operations	6,591	9,365	(2,774)	(29.6)
Sales and marketing	72,842	100,641	(27,799)	(27.6)
General and administrative	36,270	34,770	1,500	4.3
Impairment of goodwill	6,134	—	6,134	100.0
Total operating expenses	143,496	160,695	(17,199)	(10.7)
Operating loss	(83,158)	(93,923)	10,765	11.5
Financial (income), net	(3,740)	(31,228)	27,488	(88.0)
Loss before taxes on income	(79,418)	(62,695)	(16,723)	(26.7)
Taxes on income	254	47	207	440.4
Net loss	$(79,672)	$(62,742)	$(16,930)	(27.0)

Year Ended December 31, 2022 compared to December 31, 2021

Revenues

Revenues increased by $5.9 million, or 5.2%, to $119.6 million for the year ended December 31, 2022 from $113.7 million for the year ended December 31, 2021. The increase was principally due to a 65.5% growth in B2B revenue driven by an increase in covered lives from health plan clients and new enterprise clients, and a higher number of completed B2B sessions, offset by a 26.2% decline in B2C revenue. Revenue from our health plan clients, increased by $13.9 million, or 62.4%, to $36.2 million for the year ended December 31, 2022 from $22.3 million for the year ended December 31, 2021. Enterprise client contracts increased by 68 clients, or 43.0%, to 226 clients as of December 31, 2022 from 158 clients as of December 31, 2021. The increase in the number of enterprise clients increased revenue by $11.6 million, or 69.7%, to $28.2 million for the year ended December 31, 2022 from $16.6 million for the year ended December 31, 2021.

B2C member subscriptions revenue decreased by $19.6 million, or 26.2%, to $55.2 million for the year ended December 31, 2022 from $74.8 million for the year ended December 31, 2021 due to the Company's intentional and strategic decision to reduce marketing spend related to this service.

Costs of revenues

Cost of revenues increased by $12.3 million or 26.3%, to $59.2 million for the year ended December 31, 2022 from $46.9 million for the year ended December 31, 2021 due to higher therapist compensation expense, primarily due to an increase in compensation rates.

Gross profit

Gross profit decreased by $6.4 million, or 9.6%, to $60.3 million for the year ended December 31, 2022 from $66.8 million for the year ended December 31, 2021. Gross margin was 50.5% for the year ended December 31, 2022, compared to 58.7% during the year ended December 31, 2021. The decrease in gross margin was due primarily to a shift to our B2B business, which has a lower margin than our B2C business, and higher therapist compensation expense during the year ended December 31, 2022.

Research and development expenses

Research and development expenses increased by $5.7 million, or 36.1%, to $21.7 million for the year ended December 31, 2022 from $15.9 million for the year ended December 31, 2021. This was primarily due to higher investments in our technology platform.

Clinical operations expenses

Clinical operations expenses decreased by $2.8 million, or 29.6%, to $6.6 million for the year ended December 31, 2022 from $9.4 million for the year ended December 31, 2021. This was primarily due to a decrease in provider recruitment costs and employee-related costs, inclusive of non-cash stock compensation expense.

Sales and marketing expenses

Sales and marketing expenses decreased by $27.8 million, or 27.6%, to $72.8 million for the year ended December 31, 2022 from $100.6 million for the year ended December 31, 2021. The decrease in sales and marketing expenses primarily consists of a decrease in direct marketing and promotional costs for our B2C business due to the Company's intentional and strategic decision to reduce marketing spend related to this service.

General and administrative expenses

General and administrative expenses increased by $1.5 million, or 4.3%, to $36.3 million for the year ended December 31, 2022 from $34.8 million for the year ended December 31, 2021. The increase in general and administrative expenses primarily consists of an increase in estimated litigation expenses and third-party contractor and professional fees, partially offset by a decrease in employee-related costs, inclusive of non-cash stock compensation expense.

Impairment of goodwill

Impairment of goodwill consists of a $6.1 million impairment charge related to goodwill acquired in connection with the business acquisition of the relationship counseling App "Lasting" in November 2020.

Financial (income), net

Financial (income), net was $3.7 million for the year ended December 31, 2022, compared to financial (income), net of $31.2 million for the year ended December 31, 2021. For the year ended December 31, 2022, financial (income), net, primarily consisted of $3.1 million in non-cash gains resulting from the revaluation of warrant liabilities. For the year ended December 31, 2021, financial (income), net primarily consisted of $36.0 million in non-cash gains resulting from the revaluation of warrant liabilities, partially offset by $4.2 million in warrant issuance costs in connection with the closing of the Business Combination.

Taxes on income

Taxes on income consists primarily of foreign income taxes related to income generated by our subsidiary organized under the laws of Israel.

Year Ended December 31, 2021 compared to December 31, 2020

For a detailed discussion of the results for the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2021 Form 10-K filed on February 25, 2022.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with GAAP, we believe adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance and is a key performance measure that our management uses to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities. We also use adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. We believe that the use of adjusted EBITDA is helpful to our investors as it is a metric used by management in assessing the health of our business and our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP.

Some of the limitations of adjusted EBITDA include (i) adjusted EBITDA does not necessarily reflect capital commitments to be paid in the future and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these requirements. In evaluating adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments described herein. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Adjusted EBITDA should not be considered as an alternative to loss before income taxes, net loss, loss per share, or any other performance measures derived in accordance with U.S. GAAP. When evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.

A reconciliation is provided below for adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review our financial statements prepared in accordance with GAAP and the reconciliation of our non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business.

We calculate adjusted EBITDA as net loss income adjusted to exclude (i) interest and other expenses (income), net, (ii) tax benefit and expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) Impairment of goodwill and (vi) certain non-recurring expenses that do not represent our on-going operations, where applicable.

Liquidity and Capital Resources

As of December 31, 2022, we had $138.5 million of cash and cash equivalents, compared to $198.3 million as of December 31, 2021, which we use to finance our operations and support a variety of growth initiatives and investments. We had no debt as of December 31, 2022 and expect to generate operating losses for the foreseeable future.

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

We currently anticipate to be able to fund our cash needs for at least the foreseeable future using available cash and cash equivalent balances as of December 31, 2022. However, in the future we may require additional capital to respond to technological advancements, competitive dynamics, customer demands, business opportunities, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we cannot raise capital when needed we may be forced to undertake asset sales or similar measures to ensure adequate capital.

If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary consolidated cash flow information for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
	2022	2021
(in thousands)
Net cash used in operating activities	$(61,077)	$(65,711)
Net cash used in investing activities	(317)	(663)
Net cash provided by financing activities	1,683	251,382
Net (decrease) increase in cash and cash equivalents	$(59,711)	$185,008

Operating Activities

Net cash used in operating activities was $61.1 million and $65.7 million for the year ended December 31, 2022 and 2021, respectively. The decrease in net cash used in operating activities was driven primarily by the positive impact of lower operating expenses offset by unfavorable timing of collections on receivables and payments of account payables and accrued expenses.

Investing Activities

Net cash used in investing activities was $0.3 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively. The decrease in net cash used in investing activities was driven primarily by a decrease in the purchases of computer equipment and software.

Financing Activities

Net cash provided by financing activities was $1.7 million and $251.4 million for the year ended December 31, 2022 and 2021, respectively. The decrease in cash provided by financing activities is due to proceeds of $249.3 million, net of payment of transaction costs, received in the Business Combination during the year ended December 31, 2021.

Contractual Obligations, Commitments and Contingencies

As of December 31, 2022, we did not have any short-term or long-term debt, or significant long-term liabilities.

As of December 31, 2022, we have a long-term operating lease for our new office space in New York, NY. See Note 9, “Leases” in the notes to the consolidated financial statements for further details.

We are presently a party to certain class action lawsuits for which a settlement was reached in February 2023 ending the ongoing litigation. In addition, we may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability had been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. Should any of our estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows. See Note 7, “Commitments and Contingent Liabilities” in the notes to the consolidated financial statements for further details.

Our commercial contract arrangements generally include certain provisions requiring us to indemnify clients against liabilities if there is a breach of a client’s data or if our service infringes a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications.

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

Off-Balance Sheet Arrangements

We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.

Critical Accounting Policies and Estimates

The Company's accounting estimates are essential to understanding and interpreting the financial results reported on the consolidated financial statements. The significant accounting policies used in the preparation of the Company's consolidated financial statements are summarized in note 2 to those statements. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain. The following is a discussion of these estimates:

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

Revenues are recognized when the Company satisfies its performance obligation to perform its defined contractual obligations to provide virtual behavioral healthcare services. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for the service rendered. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that is included in the transaction price using the expected value method, as this method best predicts the amount of consideration to which the Company will be entitled based on the terms of its contracts. Variable consideration is included in the transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company determines its estimate of variable consideration primarily based on actual historical collection experience for each insurance payor over a twelve-month period.

Warrant Liabilities

In connection with the consummation of the Business Combination, the Company acquired Private Placement Warrants from HEC. Additionally, there were Private Placement Warrants that were issued related to the closing of the Forward Purchase Agreement with the HEC Fund. The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within financial (income), net in the consolidated statement of operations. The Private Placement Warrants were valued using the Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock.

Stock-based Compensation

We account for stock-based compensation in accordance with ASC No. 718, “Compensation—Stock Compensation” which requires equity-based awards to be measured at fair value on the grant date and the resulting compensation cost to be recognized over the requisite service period.

ASC No. 718 requires companies to estimate the fair value of stock options awards using an option-pricing model. We have selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for our stock-options awards. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon the Company's historical share price movements as well as similar traded companies’ historical share price movements as adequate historical experience is not available to provide a reasonable estimate based only on the Company's share price. Expected term is calculated based on the simplified method as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is calculated based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. We have historically not paid dividends and have no foreseeable plans to pay dividends. We recognize forfeitures of awards as they occur.

Goodwill

Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. In accordance with ASC 350, we test goodwill for impairment at least on an annual basis or more frequently if events or changes in circumstances indicate that the fair value of the reporting unit may be reduced below its carrying value.

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge equal to the excess but limited to the total amount of goodwill. As part of our annual goodwill impairment tests performed for the year ended December 31, 2022, the Company recognized an impairment charge of $6.1 million. See Note 4, "Goodwill" in the notes to the consolidated financial statements for further details.

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

The forward-looking statements in this Annual Report on Form 10-K and other such statements we publicly make from time-to-time are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

This Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to this Annual Report on Form 10-K should be read with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K or any forward-looking statements we may publicly make from time-to-time, whether as a result of any new information, future events or otherwise.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $138.5 million and $198.3 million as of December 31, 2022 and December 31, 2021, respectively. Cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes.

We do not believe that a hypothetical increase or decrease of 100 basis points in interest rates would have a material effect on our business, financial condition or results of operations. However, our earnings on cash equivalents are subject to market risk due to changes in interest rates.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Talkspace, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Talkspace, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)and our report dated March 10, 2023 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of transaction price with respect to variable consideration for revenue recognition

Description of the Matter

As discussed in Note 2 of the consolidated financial statements, the Company recognizes revenues from contracted insurance payors and employee assistance organizations ("insurance payors") at a point in time based on contracted rates, net of implicit price concessions, as virtual therapy or psychiatry session is rendered ("behavioral healthcare revenues"). The Company estimates the amount of variable consideration that is included in the transaction price using the expected value method based on actual historical collection experience over a twelve-month period by insurance payor. For the year ended December 31, 2022, behavioral healthcare revenues were $36.2 million.

Auditing management's determination of transaction price including variable consideration was complex and judgmental due to significant data inputs and subjective assumptions utilized in the process. In determining transaction price, management develops estimates based on actual historical collection experience by insurance payor.

How We Addressed the Matter in Our Audit

To test the estimated variable consideration, our audit procedures included, among others, evaluating the subjective assumptions and the accuracy and completeness of the underlying data used in management’s calculations. For transaction price, this included testing management’s estimate through a combination of underlying data validation by inspection of source documents, independent recalculation of management’s analysis and review for consistency against historical data. In addition, we inspected the results of the Company’s retrospective review analysis of uncollected claims, evaluated the estimates made based on historical experience and performed sensitivity analyses over the Company's significant assumptions.

/s/ Kost Forer Gabbay & Kasierer

A Member of EY Global

We have served as the Company’s auditor since 2014.

Tel-Aviv, Israel

March 10, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Talkspace, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Talkspace, Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Talkspace, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified the following material weaknesses in internal controls:

a)
Management was able to complete the design and establish effective information technology general controls (ITGCs) for the majority of tested ITGCs; however, some ineffective ITGC controls existed at December 31, 2022. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at December 31 2022; and
b)
Management did not have an adequate process in place to monitor and provide oversight over the completion of its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Talkspace Inc. as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes. This material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 10, 2023, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Kost Forer Gabbay & Kasierer

A Member of EY Global

We have served as the Company’s auditor since 2014.

Tel-Aviv, Israel

March 10, 2023

TALKSPACE, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138,545	$198,256
Accounts receivable	9,640	5,512
Other current assets	4,372	9,562
Total current assets	152,557	213,330
Property and equipment, net	677	624
Intangible assets, net	2,529	3,436
Goodwill	—	6,134
Other assets	491	82
Total assets	$156,254	$223,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,461	$7,429
Deferred revenues	4,355	7,186
Accrued expenses and other current liabilities	16,502	12,562
Total current liabilities	27,318	27,177
Warrant liabilities	939	4,070
Other liabilities	461	86
Total liabilities	28,718	31,333
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value — Authorized: 1,000,000,000 shares at December 31, 2022 and 2021; Issued and outstanding: 161,155,030 and 152,862,447 shares at December 31, 2022 and 2021, respectively	16	15
Additional paid-in capital	378,722	363,788
Accumulated deficit	(251,202)	(171,530)
Total stockholders’ equity	127,536	192,273
Total liabilities and stockholders’ equity	$156,254	$223,606

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	For the Year Ended December 31,
	2022	2021	2020
Revenues	$119,567	$113,671	$76,190
Cost of revenues	59,229	46,899	26,353
Gross profit	60,338	66,772	49,837
Operating expenses:
Research and development, net	21,659	15,919	9,583
Clinical operations	6,591	9,365	4,332
Sales and marketing	72,842	100,641	47,705
General and administrative	36,270	34,770	10,199
Impairment of goodwill	6,134	—	—
Total operating expenses	143,496	160,695	71,819
Operating loss	(83,158)	(93,923)	(21,982)
Financial (income) expense, net	(3,740)	(31,228)	364
Loss before taxes on income	(79,418)	(62,695)	(22,346)
Taxes on income	254	47	24
Net loss	(79,672)	(62,742)	(22,370)
Net loss per share:
Basic and diluted net loss per share	$(0.51)	$(0.72)	$(1.67)
Weighted average number of common shares used in computing basic and diluted net loss per share	156,885,256	86,775,948	13,359,350

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share and per share data)

	Convertible Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional paid-in capital (1)	Accumulated deficit	Total
Balance as of January 1, 2020	94,582,550	$111,282	13,223,672	$1	$6,818	$(86,418)	$(79,599)
Exercise of stock options	—	—	189,759	*	94	—	94
Stock-based compensation	—	—	—	—	2,977	—	2,977
Net loss	—	—	—	—	—	(22,370)	(22,370)
Balance as of December 31, 2020	94,582,550	111,282	13,413,431	1	9,889	(108,788)	(98,898)
Exercise of stock options	—	—	3,627,127	*	2,098	—	2,098
Restricted stock units vested, net of tax			282,415	*	(491)	—	(491)
Stock-based compensation	—	—	—	—	27,405	—	27,405
Issuance of warrants	—	—	—	—	125	—	125
Common stock issued related to exercise of warrants	—	—	98,871	*	609	—	609
Acquisition of warrants	—	—	—	—	27,945	—	27,945
Preferred stock conversion	(94,582,550)	(111,282)	94,582,550	10	111,272	—	111,282
Issuance of common stock in connection with Business Combination and PIPE offering, net of issuance costs	—	—	40,858,053	4	184,936	—	184,940
Net loss	—	—	—	—	—	(62,742)	(62,742)
Balance as of December 31, 2021	—	—	152,862,447	15	363,788	(171,530)	192,273
Exercise of stock options	—	—	5,331,634	1	3,180	—	3,181
Restricted stock units vested, net of tax			2,960,949	*	(362)	—	(362)
Stock-based compensation	—	—	—	—	12,116	—	12,116
Net loss	—	—	—	—	—	(79,672)	(79,672)
Balance as of December 31, 2022	—	$—	161,155,030	$16	$378,722	$(251,202)	$127,536

* Represents an amount lower than $1

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(79,672)	$(62,742)	$(22,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,357	1,973	379
Amortization of debt issuance costs	—	175	—
Stock-based compensation	12,116	27,405	2,977
Remeasurement of warrant liabilities	(3,131)	(31,784)	—
Impairment of goodwill	6,134	—	—
(Increase) decrease in accounts receivable	(4,126)	402	(5,017)
Decrease (increase) in other current assets	5,080	(8,053)	(695)
(Decrease) increase in accounts payable	(968)	503	2,561
(Decrease) increase in deferred revenues	(2,831)	2,014	2,028
Increase in accrued expenses and other current liabilities	4,862	4,396	4,962
Increase in other liabilities	102	—	—
Net cash used in operating activities	(61,077)	(65,711)	(15,175)
Cash flows from investing activities:
Purchase of property and equipment	(350)	(663)	(126)
Proceeds from sale of property and equipment	33	—	—
Acquisition of business	—	—	(10,685)
Purchase of an intangible asset	—	—	(939)
Proceeds from restricted long-term bank deposit	—	—	447
Net cash used in investing activities	(317)	(663)	(11,303)
Cash flows from financing activities:
(Payments) proceeds from reverse capitalization, net of transaction costs	(645)	249,334	—
Proceeds from exercise of stock options	3,181	2,098	94
Payments for employee taxes withheld related to vested stock-based awards	(853)	—	—
Proceeds from borrowings	—	6,000	—
Repayment of borrowings	—	(6,000)	—
Payment of debt issuance costs	—	(50)	—
Net cash provided by financing activities	1,683	251,382	94
Net (decrease) increase in cash and cash equivalents	(59,711)	185,008	(26,384)
Cash and cash equivalents at the beginning of the year	198,256	13,248	39,632
Cash and cash equivalents at the end of the year	$138,545	$198,256	$13,248

Supplemental cash flow data:
Cash paid during the year for interest	$68	$538	$37
Cash paid during the year for income taxes	$122	$—	$—
Non-cash investing activity:
Lease liabilities arising from obtaining right-of-use assets	$466	$—	$—
Non-cash financing activity:
Employee taxes withheld related to restricted stock units vested	$—	$491	$—
Deferred issuance cost on credit	$—	$—	$692
Conversion of preferred stock to common stock	$—	$111,282	$—

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Talkspace, Inc. (together with its consolidated subsidiaries, the “Company” or “Talkspace”) is a leading behavioral healthcare company enabled by a purpose-built technology platform. Talkspace provides individuals and licensed therapists, psychologists and psychiatrists with an online platform for one-on-one therapy delivered via messaging, audio and video. The Company offers convenient and affordable access to a fully credentialed network of highly qualified providers. Since Talkspace’s founding in 2012, the Company has connected millions of patients with licensed behavioral health providers across a wide and growing spectrum of care through virtual counseling, psychotherapy, and psychiatry. Through its platform, Talkspace serves its business-to-business ("B2B") channel, comprised of large enterprise clients, large health plans and employee assistance programs who offer their employees and insured members access to the Company's platform while their employer is under an active contract with Talkspace, or at in-network reimbursement rates, where applicable, and its business-to-consumer ("B2C") channel, comprised of individual consumers who subscribe directly to the Company's platform.

Talkspace was originally incorporated as Hudson Executive Investment Corp. (“HEC”), a special purpose acquisition company, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization or other similar business combination with one or more businesses or entities. On January 12, 2021, HEC, entered into an Agreement and Plan of Merger, dated as of January 12, 2021 (the “Merger Agreement”), with Groop Internet Platform, Inc. (“Old Talkspace”), Tailwind Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of HEC (“First Merger Sub”), and Tailwind Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”). On June 22, 2021, as contemplated by the Merger Agreement, First Merger Sub merged with and into Old Talkspace (the “First Merger”) with Old Talkspace surviving the First Merger, and immediately following the First Merger and as part of the same overall transaction as the First Merger, Old Talkspace merged with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of HEC. The Company refers to this transaction as the Business Combination. In connection with the Business Combination, HEC filed the Certificate of Incorporation and changed its name to “Talkspace, Inc.”

The Company's principal executive office is located in New York, NY. The Company has three wholly owned subsidiaries, Talkspace LLC, Talkspace Network LLC and Groop Internet Platform LTD. In addition, the Company holds a variable interest in one professional association and six professional corporations, which have been established pursuant to the requirements of their respective domestic jurisdiction governing the corporate practice of medicine. See Note 15, “Variable Interest Entities,” in the notes to the consolidated financial statements for further details.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. The Company’s significant estimates and assumptions used in these financial statements include, but are not limited to, the recognition and disclosure of contingent liabilities, revenue recognition, stock-based compensation awards, the fair value of warrant liabilities and the estimates and assumptions related to the impairment analysis of goodwill and intangible assets. The Company bases its estimates on historical factors, current circumstances and the experience and judgment of management. Estimates, by their nature, are based on judgment and available information, therefore, actual results could be materially different from these estimates.

Consolidation

The Business Combination was accounted for as a reverse recapitalization, and Old Talkspace was deemed to be the accounting acquirer. Consequently, the consolidated assets, liabilities and results of operations prior to the Business Combination are those of Old Talkspace. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio established in the Business Combination.

The Company consolidates all subsidiaries in which it has a controlling financial interest, as well as any VIEs where the Company is deemed to be the primary beneficiary. In the second quarter of 2022, the Company completed the transition of its structure with respect to its relationships with healthcare providers under certain affiliated professional association (“PA”) and professional corporations (“PC”) entities. The Company determined that the PA and PC entities are VIEs. The Company also determined that it is able to direct the activities of these entities that most significantly impact their economic performance and it funds and absorbs all losses of these VIEs resulting in the Company being the primary beneficiary of the PA and PC entities. Accordingly, the Company consolidates the VIEs. See Note 15, “Variable Interest Entities,” in the notes to the consolidated financial statements for further details.

Business Combination

The Company accounts for business combinations in accordance with Accounting Standard Codification (“ASC”) 805, “Business Combinations”. ASC 805 requires recognition of assets acquired, liabilities assumed, and any non-controlling interest at the acquisition date, measured at their fair values as of that date. The excess of the fair value of the purchase price over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Acquisition related costs are expensed to the statement of operations in the period incurred.

Operating Segments

The Company operates its business as a single segment and as one reporting unit, which is how the chief operating decision maker, the Company's Chief Executive Officer, reviews financial performance and allocates resources. The majority of the Company’s operations are based in the United States.

Financial statements in U.S. dollars

Most of the Company’s revenues and costs are denominated in United States dollar (“dollar”). The Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and each of its subsidiaries operate. Thus, the dollar is the Company’s functional and reporting currency.

Accordingly, non-dollar denominated transactions and balances have been re-measured into the functional currency in accordance with ASC 830, “Foreign Currency Matters”. These transactions were not material for the year ended December 31, 2022, 2021 and 2020.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash, with original maturities of three months or less at the date acquired. The Company’s cash and cash equivalents generally consist of bank deposits and investments in money market funds. The carrying value of cash and cash equivalents approximate their fair values due to the short-term maturities of such instruments.

The majority of the Company’s cash and cash equivalents are invested in one major bank in the United States. Generally, these cash and cash equivalents and deposits may be redeemed upon demand. The Company deposits its cash with one major financial institution in the U.S., and its deposits may exceed federally insured limits. Management believes that the financial institution that holds the Company’s and its subsidiaries’ cash and cash equivalents is an institution with high credit standing, and accordingly, minimal credit risk exists with respect to these assets.

Property and equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%
Computers	33
Furniture and equipment	15

Leases

The Company accounts for leases in accordance with ASC 842, "Leases". The right-of-use ("ROU") asset represents the Company’s right to use an underlying asset for the lease term and the lease liability represents an obligation to make payments based on the present value of lease payments over the lease term. The Company uses incremental borrowing rates based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The lease term includes options to extend or terminate the lease when it is reasonably certain they will be exercised.

The Company has elected not to record operating lease ROU assets and lease liabilities for leases with an initial term of 12 months or less. The Company also elected the practical expedient to not separate lease and non-lease components for its leases. See Note 9, "Leases" in the notes to the consolidated financial statements for further details.

Goodwill

Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration and any non-controlling interest in the acquiree, over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized, and is tested for impairment at least on an annual basis. The Company operates as one reporting unit and the fair value of the reporting unit is estimated using quoted market prices of the Company’s stock in active markets. The Company tests goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. When testing goodwill for impairment, the Company may first perform a qualitative assessment. If the Company determines it is not more likely than not the reporting unit’s fair value is less than its carrying value, then no further analysis is necessary. If the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, then the quantitative impairment test will be performed. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis. Under the quantitative impairment test, if the carrying amount of the Company’s reporting unit exceeds its fair value, the Company will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. See Note 4, "Goodwill" in the notes to the consolidated financial statements for further details.

Intangible Assets

Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. In cases where the Company reduces the estimated useful life for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. See Note 5, "Intangible Assets, net" in the notes to the consolidated financial statements for further details.

Impairment of long-lived assets and intangible assets subject to amortization, including ROU lease asset

Property and equipment, intangible assets subject to amortization and ROU lease assets are reviewed for impairment in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were recorded during the years ended December 31, 2022, 2021 or 2020 for these assets.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, when the Company satisfies its performance obligation to perform its defined contractual obligations to provide virtual behavioral healthcare services. Revenue is recognized in an amount that reflects the consideration that the Company will be entitled in exchange for the service rendered. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that is included in the transaction price in accordance using the expected value method, as this method best predicts the amount of consideration to which the Company will be entitled based on the terms of its contracts. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company's revenue is generated from two revenue streams: B2B and B2C.

B2B Revenue - Comprised of large enterprise clients and large health plans and employee assistance programs who offer their employees and insured members access to the Company's platform while their employer is under an active contract with Talkspace, or at in-network reimbursement rates, where applicable.

The Company contracts with enterprises to provide access to its therapist platform for their employees, primarily based on a per-member-per-month access fee model. Revenues from access fees are recognized ratably over the contractual term. The majority of contracts with enterprise clients typically range in length from one to three years and are non-cancelable during the initial contractual term. Customers typically have the right to terminate their contracts for cause if the Company fails to perform in accordance with the contractual terms.

The Company also contracts with health insurance plans and employee assistance (EAP) organizations ("insurance payors") to provide its therapy and psychiatry services to their eligible covered members. Revenue is recognized at a point in time, as virtual therapy or psychiatry session is rendered. The transaction price is determined based on contracted rates and includes variable consideration in the form of implicit price concessions. The Company determines the total transaction price, including an estimate of variable consideration, at contract inception and reassesses this estimate at each reporting date. The Company estimates the amount of variable consideration that is included in the transaction price using the expected value method primarily based on actual historical collection experience for each insurance payor over a twelve-month period. Revenue from health insurance plans and EAP organizations is presented net of implicit price concessions. Contracts with health insurance plans and EAP organizations include annual evergreen clauses and generally may be terminated by either party typically upon a minimum 60-day advance notice.

B2C Revenue - The Company generates revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to the Company's therapy platform as well as supplementary a la carte offerings directly to individual consumers through a subscription plan. The Company recognizes member subscription revenues ratably over the subscription period, beginning when therapy services commence. The Company recognizes revenues from supplementary a la carte offerings at a point in time, as virtual therapy session is rendered. Members may cancel their subscription at any time and will receive a pro-rata refund for the subscription price.

The transaction price from member subscription revenue and supplementary a la carte offerings includes variable consideration in the form of refunds. The Company estimates the refund liability for the variable consideration portion of the transaction price primarily based on historical experience. The refund liability is recorded within the “Accrued expenses and other current liabilities” line item in the consolidated balance sheet. Revenue from individual consumers is presented net of refunds.

Accounts Receivable

Accounts receivables are stated net of credit losses allowance. The Company is exposed to credit losses primarily through its contracts with enterprise clients, health insurance plans and EAP organizations. The Company’s methodology is based on historical collection experience, customer creditworthiness, current and future economic condition and market condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Accounts receivables are written off after all reasonable means to collect the full amount have been exhausted. The allowance for credit losses is immaterial for the years ended December 31, 2022 and 2021.

Deferred Revenue

The Company records deferred revenues when cash payments from customers are received in advance of the Company's performance obligations to provide services. The Company recognizes deferred revenues as revenues in the statement of operations once the related performance obligations have been performed and satisfied. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as a current liability and the remaining portion is recorded as a noncurrent liability on the consolidated balance sheet. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”. Compensation cost for share-based awards is measured at the fair value on the grant date and recognized as expense using the straight-line method for service-based awards over the requisite service period. The Company recognizes forfeitures of awards as they occur.

The fair value of restricted stock units is measured as the grant-date closing price of the Company’s common stock. The fair value of stock options is determined using the Black-Scholes-Merton option pricing model. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon the Company's historical share price movements as well as similar traded companies’ historical share price movements as adequate historical experience is not available to provide a reasonable estimate based only on the Company's share price. Expected term is calculated based on the simplified method as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is calculated based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Company has historically not paid dividends and have no foreseeable plans to pay dividends.

Determination of Fair Value of our Common Stock prior to the Business Combination

Due to the absence of an active market for our shares of common stock prior to the Business Combination, the grant-date fair market value of the common shares underlying stock options was historically determined by management and approved by the Company’s board of directors. Because there was no public market for the Company’s common shares, the Board of Directors exercised reasonable judgment and considered a number of objective and subjective factors to determine the best estimate of the fair market value, which included important developments in the Company’s operations, the prices at which the Company sold shares of its convertible preferred shares, the rights, preferences and privileges of the Company’s convertible preferred shares relative to those of the Company’s common shares, actual operating results, financial performance and the lack of marketability of the Company’s common shares.

Employee Benefit Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to participate in the plan. The Company contributes 100% of eligible employee’s elective deferral up to 4% of eligible earnings. The Company's matching contributions to participants’ accounts were immaterial for the years ended December 31, 2022, 2021 and 2020, respectively.

Fair value of financial instruments

The Company applies ASC 820, “Fair Value Measurements and Disclosures”. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs used to measure fair value to the extent that relevant observable inputs are not available. An entity develops unobservable inputs using the best information available in the circumstances, which might include the entity's own data, taking into account all information about market participant assumptions that is reasonably available.

Three levels of inputs may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets of liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Income taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes". The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently enacted tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time. Accrued interest and penalties are included within the related tax asset or liability in the accompanying consolidated financial statements.

The Company follows the provisions in ASC 740 and the guidance related to accounting for uncertainty in income taxes. ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.

The Company does not provide deferred tax liabilities when it intends to reinvest earnings of a foreign subsidiary indefinitely or if distributed, no tax liability will be imposed. Undistributed earnings of a foreign subsidiary and unrecognized deferred tax liability related to such earnings are immaterial as of December 31, 2022.

As of December 31, 2022 and 2021 the Company did not record any provision for uncertain tax positions. The Company does not anticipate that the assessment will significantly increase or decrease within the next 12 months. No accrued interest or penalties were accrued as of December 31, 2022 and 2021.

Net loss per share

The Company computes net loss per share using the two-class method required for participating securities. For the year ended December 31, 2020, the Company considered its convertible preferred shares to be participating securities as the holders of the convertible preferred shares would be entitled to dividends that would be distributed to the holders of shares of common stock, on a pro-rata basis assuming conversion of all convertible preferred shares into shares of common stock. These participating securities did not contractually require the holders of such shares to participate in the Company’s losses. As such, net loss for the year ended December 31, 2020 was not allocated to the Company’s participating securities.

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

Recently Issued and Adopted Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on the consolidated financial statements as a result of their future adoption.

NOTE 3. REVENUE RECOGNITION

The following table presents the Company’s revenues from sales to unaffiliated customers disaggregated by revenue source:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Revenues from sales to unaffiliated customers:
B2B revenue	$64,409	$38,914	$14,604
B2C revenue	55,158	74,757	61,586
Total	$119,567	$113,671	$76,190

For the years ended December 31, 2022, 2021 and 2020, the majority of the Company’s revenues were generated from customers located in the United States.

For the year ended December 31, 2022, two customers represented 10% or more of total revenue and no single customer represented 10% or more of total revenue for the years ended December 31, 2021 and 2020.

Accounts Receivable

The Company had receivables related to revenue from contracts with enterprise clients of $7.4 million and $4.0 million at December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022 and 2021, the balance of receivables related to health insurance plans and EAP organizations was $2.2 million and $1.5 million, respectively.

As of December 31, 2022, four customers represented 10.4%, 15.1%, 16.9%, 25.0% of the accounts receivable balance. As of December 31, 2021, one customer represented 16.8% of the accounts receivable balance.

Deferred Revenue

For the year ended December 31, 2022 and 2021, the Company recognized revenues of $6.2 million and $5.2 million, respectively, that were included in deferred revenues at the beginning of the year. As of December 31, 2022, deferred revenue related mainly to the Company’s B2C subscription business.

NOTE 4. GOODWILL

For the year ended December 31, 2022, the Company decided to by-pass the qualitative assessment and proceed directly to step one of the impairment test. The Company operates as one reporting unit and the fair value of the reporting unit is estimated using quoted market prices of the Company’s stock in active markets. The annual impairment test indicated that the carrying amount of the reporting unit exceeded its fair value, which was primarily due to the continuous decline in our market capitalization as a result of a deterioration of the current economic environment.

For the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $6.1 million. For the years ended December 31, 2021 and 2020, the Company did not record any impairment charge of goodwill.

NOTE 5. INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following:

	As of December 31,
(in thousands)	2022	2021
Intangible assets with finite lives:
Acquired technology	$3,201	$3,201
Customer relationship	1,350	1,350
Non-Competition agreement	939	939
	5,490	5,490
Accumulated amortization:
Acquired technology	968	522
Customer relationship	1,350	1,186
Non-Competition agreement	643	346
	2,961	2,054
Intangible assets, net	$2,529	$3,436

Amortization expense for intangible assets was $0.9 million for the year ended December 31, 2022 ($1.8 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively). Amortization related to intangible assets for acquired technology was included in cost of revenues and amortization related to intangible assets for customer relationships was included in sales and marketing expenses in the Company’s consolidated statement of operations for the periods presented.

Future amortization that will be charged to expense over the remaining life of the intangible assets as of December 31, 2022 is as follows:

December 31,	In thousands
2023	$745
2024	446
2025	446
2026	446
2027 and thereafter	446
$2,529

NOTE 6. FAIR VALUE MEASUREMENT

The carrying value of the Company’s cash equivalents, accounts receivable, other current assets, accounts payable, and accrued liabilities approximate fair value because of the relatively short-term nature of the underlying assets. The Company’s Private Placement Warrants are carried at fair value with changes in fair value recognized in earnings each period.

The Private Placement Warrants assumed in connection with the consummation of the Business Combination and the closing of the Forward Purchase Agreement with the HEC Fund are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheets. The warrant liabilities were measured at fair value at inception and thereafter on a recurring, quarterly basis, with changes in fair value presented within financial (income) expense, net, in the consolidated statement of operations. The Private Placement Warrants were valued using the Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock. For the year ended December 31, 2022, the Company had gains related to the revaluation of the Private Placement Warrants of $3.1 million compared to $36.0 million for the year ended December 31, 2021.

Prior to the Business Combination, Old Talkspace had issued warrants to purchase its common stock and its Series D preferred stock. In connection with the Business Combination, the warrants to purchase Old Talkspace’s common stock and its Series D preferred stock were exercised and converted into common shares of the Company during June 2021. As of December 31, 2020, there were 60,000 outstanding warrants to purchase the Old Talkspace’s common stock for a price of $0.44 per share and 50,881 outstanding warrants to purchase the Company’s preferred D stock for a price of $2.75 per share. The inputs related to Old

Talkspace’s share prices prior to the Business Combination were determined based on management’s assumptions and based on the Option Pricing Model (“OPM”). The fair value of the underlying preferred share price was determined by the board of directors. These inputs were considered to be a Level 3 measurement.

The following table presents the changes in the fair value of warrant liabilities during the year ended December 31, 2022 and 2021:

	Level 3 Liabilities
	For the Year Ended December 31, 2022
(in thousands)	Beginning Balance	Purchases and Issuances	Change in Fair Value	Converted into Equity	Ending Balance
Private Placement Warrants	$4,070	$-	$(3,131)	$-	$939

	Level 3 Liabilities
	For the Year Ended December 31, 2021
(in thousands)	Beginning Balance	Purchases and Issuances	Change in fair Value	Converted into Equity	Ending Balance
Private Placement Warrants	$-	$40,278	$(36,208)	$-	$4,070
Old Talkspace Warrants	$444	$-	$165	$(609)	$-

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

NOTE 7. COMMITMENTS AND CONTINGENT LIABILITIES

Contingencies

In January 2022, the Company and certain of its current and former officers and directors were named as defendants in securities class action complaints filed in the United States District Court for the Southern District of New York under the case headings: (1) Baron v. Talkspace et al., No. 22-cv-00163 (S.D.N.Y.) and (2) Valdez v. Talkspace et al., No. 22-cv-00840 (S.D.N.Y.). These securities actions asserted violations of sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5 and 14a-9 promulgated thereunder. These actions generally relate to public disclosures and statements by the Company in connection with its merger with HEC. In June 2022, these actions were consolidated under the caption In re Talkspace, Inc. Securities Litigation (the “Consolidated Securities Action”).

In December 2022, the company’s subsidiary Tailwind Merger Sub II, LLC, certain of the Company’s current and former directors and officers, and others were named as defendants in a putative class action complaint filed in the Delaware Court of Chancery under the case caption Valdez v. Braunstein, et al., Case No. 2022-1148 (the “Delaware Action”). The Delaware Action asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty relating to the merger with HEC, among other things, based on many of the same facts at issue in the Consolidated Securities Action. The complaint seeks, among other things damages on behalf of putative class members who did not redeem their shares in connection with the Company’s merger with HEC.

In February 2023, the Company resolved the Consolidated Securities Action and the Delaware Action through mediation. The settlement resolves these litigations with respect to all named defendants. The Company recorded an accrual for its respective share of the settlement agreement as of December 31, 2022. The settlement will have to be approved by the court, which the Company expects will occur in the second or third quarter of 2023.

In June and July 2022, two individuals filed stockholder derivative lawsuits purportedly on behalf of Talkspace in the United States District Court for the Southern District of New York under the case captions: (1) Odsvall v. Oren Frank et al., No. 22-cv-05016 (S.D.N.Y.) and (2) Nayman v. Berg, et al., No. 22-cv-06258 (S.D.N.Y.), which were subsequently consolidated (the “Derivative Action”). The Derivative Action names certain of the Company’s current and former officers and directors as defendants and the Company as a nominal defendant. The Derivative Action asserts claims for violations of federal securities laws, breach of fiduciary duty, and aiding and abetting breaches of fiduciary duty relating to the merger with HEC, among other things, based on many of the same facts at issue in the Consolidated Securities Action. In February 2023 the parties agreed to resolve the Derivative Action with respect to all named defendants in exchange for the Company’s agreement to implement certain changes to its Governance environment. The settlement will have to be approved by the court, which the Company expects will occur in the second or third quarter of 2023. The Company is responsible for payment of legal fees to the counsel representing the plaintiffs in the Derivative Action. The Company accrued the estimated total legal fees as of December 31, 2022.

In addition to the foregoing, the Company may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. The Company accrues for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability had been incurred and the Company can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses.

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

NOTE 8. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	As of December 31,
(in thousands)	2022	2021
Computer equipment and software	$1,319	$926
Less accumulated depreciation	(642)	(302)
Property and equipment, net	$677	$624

Depreciation expense, included in general and administrative expense in the consolidated statement of operations, was $0.4 million, $0.2 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 9. LEASES

In November 2022, the Company entered into a long-term lease agreement lease for new office space in New York, NY. This operating lease expires two years from the commencement date and has the option to be renewed for an additional year. The Company recognized ROU lease asset and lease liability based on the present value of the future minimum lease payments at the lease commencement date. The Company did not include the renewal options as part of the ROU lease asset and lease liability at the commencement date as it was not reasonably certain that the renewal option will be exercised. The Company used incremental borrowing rates based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date in determining the present value of future payments. As of December 31, 2022, the weighted-average remaining lease term was 1.83 years and weighted-average discount rate was 7.17%. As of December 31, 2022, the ROU lease asset was of $0.4 million and is included within the "Other assets" line item in the consolidated balance sheet. As of December 31, 2022, the short-term portion of the lease liability was $0.2 million and is included within the "Accrued expenses and other current liabilities" line item in the consolidated balance sheet. As of December 31, 2022, the long-term portion of the lease liability was $0.3 million and is included within the "Other liabilities" line item in the consolidated balance sheet. Operating lease costs recognized for the year ended December 31, 2022 were immaterial.

In addition, the Company's wholly owned subsidiary, Groop Internet Platform LTD, located in Israel, leases its operating facilities under a month-to-month operating lease agreement. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes rent expense for these leases on a straight-line basis over the lease term. Rent expense related to these leases for the years ended December 31, 2022, 2021 and 2020 was $0.2 million, $0.1 million and $0.5 million, respectively.

The following table outlines the maturities of the Company’s lease liabilities as of December 31, 2022:

December 31,	In thousands
2023	$270
2024	225
Total undiscounted lease payments	$495
Less interest	(29)
Present value of operating lease liability	$466

NOTE 10. CAPITAL STOCK

The Company’s authorized capital stock consists of (a) 1,000,000,000 shares of common stock, par value $0.0001 per share; and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2022 and 2021 there were 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock at an exercise price of $11.50 per share. As of December 31, 2022 and 2021, no shares of preferred stock were issued or outstanding.

NOTE 11. SHARE-BASED COMPENSATION

The Company adopted the 2014 Stock Incentive Plan (the “2014 Plan”) pursuant to which incentive and nonqualified stock options and stock purchase rights to purchase the Company’s common stock may be granted to officers, employees, directors, consultants and service providers.

In connection with the closing of the Business Combination, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”) under which the Company may grant cash and equity incentive awards to officers, employees, directors, consultants and service providers in order to attract, motivate and retain the talent. In connection with the effectiveness of the 2021 Plan, no further awards will be granted under the 2014 Plan.

In connection with the closing of the Business Combination, the Company also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) under which employees of Talkspace and its participating subsidiaries are provided with the opportunity to purchase Talkspace common stock at a discount through accumulated payroll deductions during successive offering periods. As of December 31, 2022, no employee stock purchases have been made under the 2021 ESPP.

All stock-based awards are measured based on the grant date fair value and are generally recognized on a straight-line basis in the Company’s consolidated statement of operations over the period during which the employee is required to perform services in exchange for the award.

Stock Options

Stock options generally vest over a four-year period and are exercisable a maximum period of ten years. A summary of the Company’s stock option activity for the year ended December 31, 2022 is as follows:

	Year ended December 31, 2022
	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1) (in thousands)
Outstanding at beginning of year	19,494,202	$1.95	6.88	$19,214
Granted	4,175,212	1.29
Exercised	(5,331,634)	0.57
Forfeited	(1,461,454)	4.04
Outstanding at end of year (2)	16,876,326	$2.03	7.26	$1,135
Exercisable at end of year	11,641,663	$1.44	6.50	$1,135

(1)
The aggregate intrinsic value of options outstanding at end of the year and options exercisable at end of the year does not include 11,861,426 and 6,626,765 options that are out of the money, respectively.
(2)
Excludes 650,000 fully-vested options with an exercise price of $11.50 issued in June 2021 to a consultant in connection with the Business Combination.

The weighted average grant-date fair value of stock options granted to employees during the years ended December 31, 2022 and 2021 was $0.88 and $3.81 per share, respectively.

The fair value for options granted for the years ended December 31, 2022, 2021 and 2020 was estimated on the date of grant using a Black-Scholes-Merton options pricing model with the following weighted average assumptions:

	Years ended December 31,
	2022	2021	2020
Dividend yield (1)	0%	0%	0%
Expected volatility (2)	66.80%-86.13%	65.00%-75.23%	53.96%-66.55%
Risk-free interest rate (3)	1.76%-4.11%	0.66%-1.39%	0.25%-1.45%
Expected term (years) (4)	5.07-6.25	5.27-6.25	5.27-6.08

(1)
No dividends were paid during the years ending December 31, 2022, 2021 and 2020.
(2)
The expected volatility was calculated based upon historical stock price movements of the Company and similar publicly traded peer companies over the most recent periods ending on the grant date, equal to the expected term of the options, as adequate historical experience is not available to provide a reasonable estimate.
(3)
The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term to the expected term of the options
(4)
The expected term of options granted is calculated using the simplified method for “plain vanilla” stock options awards.

As of December 31, 2022, there was $11.5 million of total unrecognized compensation cost related to non-vested options that are expected to be recognized over a period of up to 5.2 years.

Restricted Stock Units

Restricted Stock Units ("RSUs") typically vest over a four-year period. The following table summarizes the activity for RSUs for the year ended December 31, 2022:

	Year ended December 31, 2022
	Number of restricted stock units	Weighted average grant-date fair value
Nonvested at beginning of year	2,330,094	$3.58
Granted	11,699,481	$1.21
Vested	(3,253,792)	$1.60
Forfeited	(1,648,732)	$2.37
Nonvested at end of year	9,127,051	$1.46

As of December 31, 2022, there was $12.6 million of total unrecognized compensation cost related to non-vested RSUs that are expected to be recognized over a period of up to 5.2 years.

The following table sets forth the total share-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the consolidated statement of operations:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Research and development, net	$2,550	$3,102	$229
Clinical Operations	549	1,711	102
Sales and Marketing	3,090	6,089	1,568
General and administrative	5,927	16,503	1,078
Total stock-based compensation expense	$12,116	$27,405	$2,977

Upon closing of the Business Combination, vested and unvested stock options of Old Talkspace were converted into Talkspace stock options using an exchange ratio of 1.134140. As a result of this modification, the Company recognized $15.2 million in additional share-based compensation expense during the year ended December 31, 2021. Additionally, the Company recognized $3.8 million in share-based compensation expense as a result of the modification of Mr. and Ms. Frank's equity awards during the year ended December 31, 2021, in connection with their departure from the Company.

NOTE 12. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
(in thousands except share and per share data)	2022	2021	2020
Net loss	$(79,672)	$(62,742)	$(22,370)
Weighted-average shares used to compute net loss per share:
Basic and diluted	156,885,256	86,775,948	13,359,350
Net loss per share:
Basic and diluted	$(0.51)	$(0.72)	$(1.67)

For the year ended December 31, 2022, the following were excluded from the calculation of diluted loss per share since each would have had an anti-dilutive effect given the Company’s net loss: 17,526,326 stock options, 9,127,051 restricted stock units, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock.

For the year ended December 31, 2021, the following were excluded from the calculation of diluted loss per share since each would have had an anti-dilutive effect given the Company’s net loss: 19,494,861 stock options, 2,330,094 restricted stock units, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company's common stock.

For the year ended December 31, 2020, the following were excluded from the calculation of diluted loss per share since each would have had an anti-dilutive effect given the Company’s net loss: 83,395,815 shares of convertible preferred stock, 18,097,815 stock options, 60,000 warrants to the Company’s common stock and 50,881 warrants to the Company’s series D convertible preferred stock.

NOTE 13. TAXES ON INCOME

The Company and its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions. The Company assessed its uncertain tax positions and determined that it has no uncertain tax positions at December 31, 2022.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year ended December 31,
(in thousands)	2022	2021	2020
Loss before income taxes	$(79,418)	$(62,695)	$(22,346)
Statutory tax rate	21%	21%	21%
Theoretical tax benefit	16,678	13,166	4,693
Increase (decrease) in effective tax rate due to:
State taxes, net of federal benefit	4,079	2,500	1,125
Impairment of goodwill	(1,288)
Permanent differences	(83)	1,492	(586)
Other Adjustments	7,177	—	—
Valuation allowance	(26,309)	(17,111)	(5,208)
Actual income taxes	$254	$47	$24

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

Loss (income) before taxes is attributable to the following tax jurisdictions:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
U.S. operations	$(79,788)	$(62,902)	$(22,415)
Foreign operations	370	207	69
	$(79,418)	$(62,695)	$(22,346)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
(in thousands)	2022	2021
Net deferred tax assets:
Net operating loss carryforwards	$64,644	$49,906
Stock based compensation	4,098	3,150
Fixed assets	375	340
Other	1,378	45
Total gross deferred tax assets, net	70,495	53,441
Valuation allowance	(70,495)	(44,186)
Net deferred tax assets
Deferred tax liabilities (long term):
Warrants	—	(9,255)
Net deferred tax assets	$—	$—

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses, management believes the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a full valuation allowance. A valuation allowance has been recorded for the net deferred tax assets at December 31, 2022 and 2021.

The Company maintains a full valuation allowance on its net deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. Management considered the Company’s cumulative loss in recent years and forecasted losses in the near term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, management determined that the negative evidence outweighed the positive evidence and that a full valuation allowance on the net deferred tax assets will be maintained. Management will continue to assess the realizability of our deferred tax assets going forward and will adjust the valuation allowance as needed. The Company’s valuation allowance increased by $26.3 million during the year ended December 31, 2022 primarily due to increases in its net operating loss carryforwards.

At December 31, 2022, the Company has federal and state net operating loss carryovers (“NOL”) of approximately $255.1 million and $224.3 million, respectively, which are available to reduce future taxable income. The NOL carryforwards begin to expire in 2032 and may become subject to annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under I.R.C. Section 382. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or future tax liabilities. The federal losses generated from 2018 onward do not expire.

The Company is subject to U.S. federal and state and Israeli income taxes with varying statutes of limitations. The Company is not currently under examination by any income tax authority, nor has it been notified that an examination is contemplated. The Company is no longer subject to U.S. federal, state or local income tax examinations by the tax authorities for years before 2019. The Israel subsidiary tax assessments filed by the Company through the year 2017 are considered closed.

NOTE 14. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following:

	For the Years Ended December 31,
(in thousands)	2022	2021
Litigation costs	$5,500	$—
Employee compensation	5,290	5,988
User acquisition	2,256	2,680
Professional fees	543	1,303
Other	2,913	2,591
Accrued expenses and other current liabilities	$16,502	$12,562

NOTE 15. VARIABLE INTEREST ENTITIES ("VIEs")

In the second quarter of 2022, the Company completed a transition with respect to its relationships with healthcare providers, transitioning to a structure whereby Talkspace LLC has entered into various agreements with a Texas professional association entity (Talkspace Provider Network, PA or “TPN”), which in turn contracts with affiliated professional entities ("PC entities"), and physicians, therapists, and other licensed professionals for clinical and professional services provided to the Company's members. Talkspace LLC is party to various Management Services Agreements (“MSAs”) with TPN as well the PC entities as part of this transition. The Company believes the transition to a structure where it operates under various MSAs with professional associations and professional corporations authorized by state law to contract with affiliated professionals to delivery teletherapy services to its members, helps ensure the Company is able to comply with all applicable regulatory requirements, including the corporate practice of medicine and fee-splitting laws, that are necessarily implicated by engaging in telehealth care that can only be delivered by physicians. The Company is continuing to transition its current agreements with its clients, members and other business partners to TPN or the PC entities, where applicable.

Pursuant to the MSAs, Talkspace LLC is the managing entity (the “Manager”) and provides management and administrative resources and services essential to the operations of TPN and the PC entities and receives a management fee for these services and reimbursement of expenses incurred. TPN and the PC entities in turn have the obligation under the MSAs to engage all licensed physicians and other health professionals to provide behavioral healthcare services to the Company's members. In addition, to the extent that TPN or the PC entities lack sufficient funds to meet their obligations, the Manager may, at its sole discretion, advance funds to TPN or the PC entities to cover these obligations. Such advances would be considered loans made by Manager and should be repaid as per the terms of the management agreement. No such advances have been made by the Manager to TPN or the PC entities for years ended December 31, 2022 and 2021.

The Company holds a variable interest in TPN and the PC entities. The Company evaluates whether an entity in which it has a variable interest is considered a VIE. VIEs are generally entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to direct the activities of the entity that most significantly impact the entity's economic performance through voting rights and a right to receive the expected residual returns of the entity or an obligation to absorb the expected losses of the entity).

Under the provisions of ASC 810, “Consolidation”, an entity consolidates a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company determined that TPN and the PC entities are VIEs. The Company also determined that it is able to direct the activities of TPN and the PC entities that most significantly impact their economic performance and it funds and absorbs all losses of these VIEs resulting in the Company being the primary beneficiary of these entities. Accordingly, the Company consolidates these VIEs.

The following table details the assets and liabilities of the VIEs as of December 31, 2022:

(in thousands)	December 31, 2022
ASSETS
Cash and cash equivalents	$883
Accounts receivable	1,716
Other assets	4,813
Total Assets	$7,412
LIABILITIES
Accrued expenses and other current liabilities	3,758
Total Liabilities	$3,758

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this report, an evaluation was carried out by certain members of Company management, with the participation of the Chief Executive Officer and our Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Although management has made significant progress in the design and implementation of IT and business process controls, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022, due to the material weakness in internal control over financial reporting described below. Notwithstanding the results of this evaluation, management believes that the consolidated financial statements in this Annual Report on Form 10-K present, in all material aspects, the company’s financial condition as reported, in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).

A material weakness is a deficiency, or a combinations of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Clarified Audit Standard No. 2201: An audit of internal control over financial reporting that is integrated with an audit of financial statements, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, management has identified the following material weaknesses in internal controls:

a)
Management was able to complete the design and establish effective information technology general controls (ITGCs) for the majority of tested ITGCs; however, some ineffective ITGC controls existed at December 31, 2022. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at December 31 2022; and
b)
Management did not have an adequate process in place to monitor and provide oversight over the completion of its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

As such, management determined that it did not fully implement components of the COSO framework, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively.

These deficiencies aggregated with other business process level control deficiencies could result in material misstatement in the financial statements and therefore constitute a material weakness. Based on this material weakness, the Company’s management concluded that as of December 31, 2022, the Company’s internal control over financial reporting was not effective.

The Company’s independent registered public accounting firm, Kost Forer Gabbay & Kasierer, A Member of EY Global, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, and has expressed an adverse opinion, which appears in their report above.

Remediation Plan for the Material Weakness

Management is committed to the remediation of the material weakness described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented and operating effectively.

As of the date of this Annual Report on Form 10-K, management is re-assessing the design of controls and modifying processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including but not limited to, (a) hiring additional personnel with appropriate technical skillsets, (b) developing an execution plan and resourcing to test controls and providing timely feedback of any deficiencies noted to complete remediation (c) establishing a training program for the entire organization to support ongoing execution of internal controls and adherence to control activities (d) actively monitoring corrective actions and providing status reporting to leadership on the progress.

We will continue to evaluate and improve the internal controls over financial reporting and take additional measures to address control deficiencies. Management will test and evaluate the implementation of internal controls and revised processes to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements.

We believe that once these actions have been completed, it will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that controls are operating effectively.

Changes in Internal Control Over Financial Reporting

We have implemented a new Enterprise Resource Planning (“ERP”) system. Except for the changes in connection with the implementation of the ERP system discussed above, there have been no other changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1)
Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Supplemental Data filed as part of this Form 10-K. See Item 8 (pages 60 to 79)
(2)
Financial Statement Schedules

Not Applicable

(3)
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (page 85)
(b)
Exhibits

See the Exhibit Index included hereinafter on page 85

(c)
Financial Statement Schedules excluded from the annual report to stockholders

None

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1+	Agreement and Plan of Merger, dated as of January 12, 2021, by and among Hudson Executive Investment Corp., Tailwind Merger Sub I, Inc., Tailwind Merger Sub II, LLC, and Groop Internet Platform, Inc. (d/b/a Talkspace).	S-4	333-252638	2.1	2/2/21
3.1	Second Amended and Restated Certificate of Incorporation of Talkspace, Inc.	8-K/A	001-39314	3.1	6/23/21
3.2	Bylaws of Talkspace, Inc.	8-K/A	001-39314	3.2	6/23/21
4.1	Warrant Agreement, dated as of June 8, 2020, by and between Continental Stock Transfer & Trust Company and Hudson Executive Investment Corp.	8-K	001-39314	4.1	6/11/20
4.2	Specimen Warrant Certificate of the Registrant.	S-1/A	333-238583	4.3	6/5/20
4.3	Specimen Common Stock Certificate.	S-4/A	333-252638	4.5	5/20/21
4.4	Description of Common Stock.	10-K	001-39314	4.4	2/25/22
10.1†	2021 Incentive Award Plan.	S-8	333-259165	99.1	8/30/21
10.2†	2021 Employee Stock Purchase Plan.	S-8	333-259165	99.2	8/30/21
10.3†	2014 Stock Incentive Plan.	S-8	333-259165	99.3	8/30/21
10.4†	Form of Indemnification Agreement.	8-K	001-39314	10.1	6/23/21
10.5	Amended and Restated Registration Rights Agreement, by and among Talkspace, Inc. and the holders party thereto.	8-K	001-39314	10.2	6/23/21
10.6†	Non-Employee Director Compensation Program.	8-K	001-39314	10.3	6/23/21
10.7†	Form of Stock Option Agreement under the Talkspace, Inc. 2021 Incentive Award Plan.	8-K	001-39314	10.7(a)	6/23/21
10.8†	Form of Restricted Stock Unit Agreement under the Talkspace, Inc. 2021 Incentive Award Plan.	8-K	001-39314	10.7(b)	6/23/21
10.9†	Executive Severance Plan.	8-K	001-39314	10.9	6/23/21
10.10+	Credit and Security Agreement, dated as of March 15, 2021, by and among Talkspace Network LLC, Groop Internet Platform, Inc. and JPMorgan Chase Bank, N.A.	S-4/A	333-252638	10.19	4/6/21
10.11†	Employment Agreement, dated July 2, 2021, between the Company and Jennifer Fulk.	10-Q	001-39314	10.14	8/9/21
10.12†	Retention Agreement, dated December 6, 2021 by and between the Company and Jennifer Fulk.	8-K	001-39314	10.1	12/10/21
10.16†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and Gil Margolin.	10-K	001-39314	10.16	2/25/22
10.17†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and Samara Braunstein.	10-K	001-39314	10.17	2/25/22
10.18†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and John C. Reilly.	10-K	001-39314	10.18	2/25/22
10.19†	Retention Agreement, dated as of December 6, 2021, by and between Talkspace, Inc. and Gil Margolin.	10-K	001-39314	10.19	2/25/22
10.20†	Retention Agreement, dated as of December 6,2021, by and between Talkspace, Inc. and Samara Braunstein.	10-K	001-39314	10.20	2/25/22
10.21†	Retention Agreement, dated as of December 6, 2021, by and between Talkspace, Inc. and John C. Reilly.	10-K	001-39314	10.21	2/25/22
10.22†	Employment Offer Letter, dated as of November 9, 2022, by and between Talkspace, Inc. and Jon R. Cohen.					*
21.1	List of Subsidiaries of Talkspace, Inc.					*
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).					*

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

TALKSPACE, INC.

Date: March 10, 2023	By:	/s/ Jon R. Cohen
Jon R. Cohen
Chief Executive Officer

Date: March 10, 2023	By:	/s/ Jennifer Fulk
Jennifer Fulk
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jon R. Cohen	Chief Executive Officer and Director	March 10, 2023
Jon R. Cohen	(Principal Executive Officer)

/s/ Jennifer Fulk	Chief Financial Officer	March 10, 2023
Jennifer Fulk	(Principal Financial and Accounting Officer)

/s/ Douglas Braunstein	Chairman of the Board	March 10, 2023
Douglas Braunstein
/s/ Erez Shachar	Director	March 10, 2023
Erez Shachar

/s/ Curtis Warfield	Director	March 10, 2023
Curtis Warfield

/s/ Jacqueline Yeaney	Director	March 10, 2023
Jacqueline Yeaney

/s/ Michael Hansen	Director	March 10, 2023
Michael Hansen

/s/ Madhu Pawar	Director	March 10, 2023
Madhu Pawar