Form 10-K/A
period 2022-12-31
Talkspace, Inc.
filed 2023-04-28
CIK 1803901

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2022 originally filed on March 10, 2023 (the “Original Filing”) by Talkspace, Inc., a Delaware corporation (referred to herein as the “Company”, “we”, “our”, “us” or “Talkspace”). Talkspace is filing this Amendment to present the information required by Part III of Form 10-K as Talkspace will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2022.

Talkspace is also filing as Exhibits to this Amendment certifications with respect to this filing by its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new exhibits. Because no financial statements are being filed in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Talkspace is also not including the certifications required under Section 906 of the Sarbanes-Oxley Act of 2002, since no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and Talkspace has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this report):

Name	Age	Position
Jon R. Cohen	68	Chief Executive Officer and Director
Jennifer Fulk	46	Chief Financial Officer
John C. Reilly	57	General Counsel
Gil Margolin	46	Chief Technology Officer
Steve Dziedzic	39	Chief Product Officer
Varun Choudhary	53	Chief Medical Officer
Katelyn Watson	44	Chief Marketing Officer
Douglas L. Braunstein	62	Chairman of the Board
Curtis Warfield	55	Director
Erez Shachar	59	Director
Jacqueline Yeaney	55	Director
Madhu Pawar	43	Director
Michael Hansen	62	Director

Executive Officers

Jon R. Cohen, M.D. Dr. Cohen has served as Talkspace's Chief Executive Officer since November 2022, and has served as Director since September 2022. Dr. Cohen has served as Executive Chairman of BioReference Laboratories and Senior Vice President of OPKO Health (NASDAQ: OPK) from 2019 until August 2022. From 2009 to 2018, Dr. Cohen served as an executive officer of Quest Diagnostics. Prior to that he served as Senior Advisor to New York Governor David A. Paterson, where he was responsible for all State policy and strategic planning. Dr. Cohen served for six years as Chief Medical Officer at Northwell Health, the largest healthcare system in New York State.

Jennifer Fulk. Ms. Fulk has served as Talkspace’s Chief Financial Officer since July 2021. Prior to Talkspace, Ms. Fulk served as Chief Financial Officer, U.S. Bio-Medicines at Eli Lilly and Company from June 2019 to July 2021. Prior to June 2019, Ms. Fulk served in various other roles during her 15-plus year career at Eli Lilly and Company, including as Senior Director, Investor Relations, from October 2018 to June 2019, Chief Financial Officer, North America, Elanco, from October 2016 to October 2018 and Senior Director, Global Finance and Integration, Elanco, from September 2014 to October 2016. Ms. Fulk received her Bachelor of Science in Information Systems and her Master of Business Administration from Indiana University.

John C. Reilly. Mr. Reilly has served as Talkspace’s Corporate and then General Counsel since March 2011. Prior to Talkspace, Mr. Reilly was a partner of Hilltop Holdings from 2004-2011, where he managed hospitality and real estate investments for private portfolio investors and acted as a fractional general counsel to several start-up companies. Mr. Reilly previously served as President of Highland Development Corporation, a real estate development company, from 1999 to 2003 where he partnered to build and operate congregate care campuses. Mr. Reilly also previously held several roles at Kapson Senior Quarters Corp., a publicly traded assisted living company, including as Senior Vice President of Acquisitions and Development from 1998 to 1999, Vice President of Development from 1997 to 1998 and Corporate Counsel from 1996 to 1997. Mr. Reilly started his career as a legal associate at Squire, Sanders & Dempsey in Washington DC. Mr. Reilly holds a J.D. from Boston College Law School and a B.A. from the University of Virginia.

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

Steven Dziedzic. Mr. Dziedzic has served as Talkspace’s Chief Product Officer since October 2022. Before that, he served Talkspace as SVP of Product, overseeing the Product and Design organizations throughout 2021 and 2022. Prior to joining Talkspace, Steven founded Lasting and served as CEO for the self-guided therapy app before it was acquired by Talkspace in 2020. Prior to founding Lasting in 2017, Mr. Dziedzic served as Director of Product at The Knot Worldwide from 2013-2016, and then Entrepreneur in Residence from 2016-2017. In the role of Director of Product at The Knot, Mr. Dziedzic oversaw product management for its consumer marketplace and was responsible for its web, iOS and Android products. Prior to his role as Director of Product at The Knot, in 2010 Mr. Dziedzic founded Hoppit, a restaurant recommendation engine, which was acquired by The Knot in 2013. Prior to this, Mr. Dziedzic served as a corporate strategy analyst and later manager of strategy at Pitney Bowes and an associate consultant at CSC Consulting where he started his career in technology and product. Mr. Dziedzic holds a B.A. from Wheaton College.

Varun Choudhary, M.D. Dr. Choudhary has served as Talkspace’s Chief Medical Officer since July 2021. Dr. Choudhary has been an Assistant Clinical Professor at the Virginia Commonwealth University Health System Authority since 2004. Prior to Talkspace, Dr. Choudhary held several roles at health management companies, including as SVP Behavior Health Chief Medical Officer at Magellan Health from June 2019-June 2021, as a VP Corporate Medical Director at Wellcare Health Plans from May 2018-June 2019, and as a Medical Director at Magellan Complete Care of Virginia LLC from January 2014-May 2018. Dr. Choudhary holds a M.D. from the Saba University School of Medicine, an M.A. from Loyola Marymount University, and a B.S. and B.A. from the University of California, Irvine.

Katelyn Watson. Ms. Watson has served as the Chief Marketing Officer of Talkspace since October 2022. Prior to Talkspace, Ms. Watson served as the Chief Marketing Officer of Nurx (and then Thirty Madison following their acquisition of Nurx), from October 2018 to September 2022. Prior to Nurx and Thirty Madison, Ms. Watson was the Vice President of Marketing at experience marketplace IfOnly (which became Mastercard Priceless Cities following the acquisition from Mastercard), from February 2014 to August 2018. Prior to IfOnly, Ms. Watson was Director of Marketing at multiple companies including Kabbage, now an American Express company, Shutterfly Inc., and LaQuinta Hotels, a Wyndham company, from February 2007 to February 2014. Ms. Watson has also served as marketing advisor in parallel to full time roles over time for many companies which include former roles at Quickframe, Galore, Fairy, and Minded and current roles at Pixis and BonBon. Ms. Watson holds a B.B.A. from the University of North Texas.

Non-Employee Directors

Douglas L. Braunstein. Mr. Braunstein served as Talkspace, Inc.'s Interim Chief Executive Officer from November 2021 to November 2022 and has served as Chairman of the Talkspace, Inc. board of directors since the consummation of the Business Combination. Mr. Braunstein is the Founder and a Managing Partner of Hudson Executive Capital. Prior to founding Hudson Executive Capital, Douglas L. Braunstein was the Chief Financial Officer of JPMorgan Chase & Co., or JPMorgan Chase, from 2010 to 2012 and its Vice Chairman from 2013 to 2015. In the role of Chief Financial Officer, Mr. Braunstein led the firm’s global financial operations and navigated the evolving legislative and regulatory landscape in the immediate post-financial crisis environment and served on the firm’s Operating Committee. Prior to his role as Chief Financial Officer of JP Morgan Chase, Mr. Braunstein served in several other leadership roles during his approximately twenty-year career at JPMorgan Chase, including Head of Investment Banking in the Americas, responsible for investment banking and corporate finance in the U.S., Canada and Latin America, Head of Global M&A and Global Industry Coverage and Head of Healthcare Investment Banking, as well as serving on the Investment Bank Management Committee for over ten years. We believe that Mr. Braunstein is qualified to serve as a member of our board of directors due to his extensive financial background, including service as chief financial officer, experience as a director and knowledge of the industry.

Curtis Warfield. Mr. Warfield has served as a member of Talkspace, Inc.’s board of directors since the consummation of the Business Combination. Since August 2016, Mr. Warfield has served as founder, President and Chief Executive Officer of Windham Advisors LLC, a management and strategic advisory firm that offers innovative business solutions for companies in the healthcare, technology and other industries. In addition, Mr. Warfield is currently Managing Partner of Aligned Health Venture since October 2022. Mr. Warfield previously served as part of the senior leadership team of Anthem, Inc., one of the nation’s largest health insurers from August 2017 to November 2019. From 2007 until 2015, Mr. Warfield served as CEO of NPAS, a healthcare services company. Since August 2018, Mr. Warfield has served on the board of directors of Texas Roadhouse, Inc., a restaurant company, and has served on the board of OneOncology, a network of oncology practices, since 2021. Mr. Warfield holds a B.S. from the University of Louisville, Kentucky and is a Certified Public Accountant. We believe that Mr. Warfield is qualified to serve as a member of our board of directors due to his extensive experience as an executive of healthcare companies and his service as a director of a public company.

Erez Shachar. Mr. Shachar has served as a member of Talkspace, Inc.'s board of directors since August 2017. Mr. Shachar is the co-founder and managing partner of Qumra Capital Management Ltd., a venture capital firm founded in 2014. Since 2004, Mr. Shachar has also served as managing partner of Evergreen Venture Partners Ltd., a venture capital firm, focusing on investment opportunities in technology companies. Mr. Shachar currently serves as a member of the board of directors of several private companies. Mr. Shachar holds a B.Sc from Tel Aviv University in Israel and M.B.A. from the INSEAD Business School. We believe that Mr. Shachar is qualified to serve as a member of our board of directors due to his extensive experience as an investor in many technology, high-growth, companies and his service as a director of several public and private companies.

Jacqueline Yeaney. Ms. Yeaney has served as a member of Talkspace, Inc.’s board of directors since the consummation of the Business Combination. Since September 2022, Ms. Yeaney is a Strategic Advisor for vorteXplore. From August 2019 until August 2022, Ms. Yeaney served as the Chief Marketing Officer at Tableau Software, LLC, a self-service analytics platform owned by Salesforce {NYSE: CRM} from August 2019 to September 2022. From January 2017 until April 2019, Ms. Yeaney was the Chief Marketing Officer of Ellucian Inc., a provider of software and services for higher education management, and from May 2011 until December 2016, was the Executive Vice President of Strategy and Marketing of Red Hat, Inc, a provider of open source software solutions now owned by IBM. Ms. Yeaney started her career as an officer in the U.S. Air Force, and then spent six years (1996-2002) as a management consultant at the Boston Consulting Group. Ms. Yeaney has served as a board member of Avaya Holdings Corp., a provider of digital communications products, solutions and services, from March 2019 until May 2023. Ms. Yeaney holds a B.S. in electrical engineering from Rensselaer Polytechnic Institute and an M.B.A. from the Massachusetts Institute of Technology. We believe that Ms. Yeaney is qualified to serve as a member of our board of directors due to her extensive experience as an executive of high-growth technology companies, her extensive experience as a management consultant and her experience as a board member of a public company.

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

Michael Hansen. Mr. Hansen has served as a member of Talkspace, Inc.’s board of directors since September 2022. Mr. Hansen is Chief Executive Officer of Cengage Group, a global edtech company providing affordable, quality digital products and services that enable student choice. Mr. Hansen has deep experience leading organizations through digital transformation. Under his leadership, the more than 100-year-old Cengage has transformed from a traditional print publisher into an education technology company advancing learning through quality digital experiences. Prior to joining Cengage Group, Mr. served in the CEO position in a variety of large media and information services companies. Earlier in his career, Mr. Hansen was the lead partner and Chairman of the digital convergence practice at the Boston Consulting Group. He was named one of Fast Company’s Most Creative People in Business (2020) for his leadership tackling higher education affordability with the launch of Cengage Unlimited, the first all-access subscription platform for the course materials market. He’s twice been recognized as a top CEO by Glassdoor (2018 and 2019). Mr. Hansen is currently a member of the Business Advisory Council for ProPublica, an independent non-profit producer of investigative journalism. Mr. Hansen earned a Master of Law degree from the University of Bonn and a Master of Business Administration degree from Columbia University.

Family Relationships

There are no family relationships among our directors and executive officers.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, our CEO, CFO, and other officers and employees. A copy of the code is available on our website at www.talkspace.com in the “Governance” section of the “Investors” page. We expect that any amendments to the code, or any waivers of its requirements, that are required to be disclosed by SEC rules or Nasdaq Rules will be disclosed on our website.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”) that consists of Curtis Warfield, Michael Hansen, Madhu Pawar, and Jacqueline Yeaney, with Curtis Warfield serving as the chair of the Audit Committee. Our board of directors has determined that all members of the Audit Committee (Curtis Warfield, Michael Hansen, Madhu Pawar, and Jacqueline Yeaney) are independent directors under the Nasdaq rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act. Our board of directors has also determined that each of Curtis Warfield, Michael Hansen, Madhu Pawar, and Jacqueline Yeaney meets the “financial literacy” requirement for audit committee members under the Nasdaq Stock Market rules and Curtis Warfield is an “audit committee financial expert” within the meaning of the SEC rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2022 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2022 other than the following forms that were inadvertently filed late: (i) three Form 4s for Gil Margolin, two of which reported one transaction late, and one of which reported two transactions late, (ii) one Form 4 for Jennifer Fulk which reported two transactions late, (iii) two Form 4s for Samara H. Braunstein, one reporting two transactions late and the other reporting one transaction late, (iv) two Form 4s for Erin Boyd, one of which reported one transaction late and the other of which reported three transactions late, (v) two Form 4s for John Reilly, one reporting two transactions late and the other reporting three transactions late, and (vi) one Form 4 for Dr. Cohen reporting the four grants made to him in December 2022 was filed late.

Item 11. EXECUTIVE COMPENSATION

General

In this section, we provide an overview and analysis of the compensation awarded to or earned by our named executive officers identified in the Summary Compensation Table below (each, an “NEO”) during fiscal 2022, including the elements of our compensation program for NEOs, material compensation decisions made under that program for fiscal 2022 and the material factors considered in making those decisions. In reviewing this executive compensation section, please note that we are a “smaller reporting company” as defined under applicable SEC rules and we are permitted to include scaled disclosure with respect to certain executive compensation information otherwise required by Item 402 of Regulation S-K. However, in order to give additional context regarding our executive compensation programs, we have included a more fulsome explanation of our compensation programs and philosophies.

Our NEOs for the year ended December 31, 2022 are:

•
Jon R. Cohen, our Chief Executive Officer;
•
Douglas L. Braunstein, our former Interim Chief Executive Officer;
•
Jennifer Fulk, our Chief Financial Officer;
•
John C. Reilly, our General Counsel; and
•
Gil Margolin, our Chief Technology Officer

On November 7, 2022, the Board of Directors appointed Dr. Jon R. Cohen to the position of Chief Executive Officer of the Company, effective as of November 9, 2022. Dr. Cohen has served as a Class I Director since July 2022. In connection with his appointment as Chief Executive Officer, Dr. Cohen continues to serve as a member of the Board but stepped off the Board committees on which he was previously serving. In connection with Dr. Cohen’s appointment, Mr. Douglas Braunstein, who had been serving as Interim Chief Executive Officer since November 2021, stepped down from such position as the time at which Dr. Cohen’s appointment became effective. Mr. Braunstein continues to serve as Chairman of the Board, a role he has held since the consummation of the Business Combination.

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

Determination of Executive Compensation

Role of Board of Directors, the Compensation Committee, and Executive Officers

The Compensation Committee is responsible for, among other matters:

•
reviewing and making recommendations to the Board regarding the compensation of our chief executive and other executive officers;
•
reviewing and making recommendations to our Board regarding the compensation of our directors;
•
overseeing risks related to our compensation programs;
•
reviewing and approving or making recommendations to our Board regarding our incentive compensation and equity-based plans and arrangements; and
•
appointing and overseeing any compensation consultants.

Pursuant to the Compensation Committee’s charter, which is available on our website at www.talkspace.com, the Compensation Committee has the authority to retain or obtain the advice of compensation consultants, legal counsel and other advisors to assist in carrying out its responsibilities. The Compensation Committee generally considers the Chief Executive Officer’s input when making recommendations regarding the compensation of non-employee directors and executive officers (other than the Chief Executive Officer).

The Compensation Committee may delegate its authority under its charter to a subcommittee as it deems appropriate from time to time. The Compensation Committee has the authority to conduct or authorize investigations into any matters within the scope of its responsibilities as it deems appropriate, including the authority to request any officer, employee or adviser of the Company to meet with the Compensation Committee or any advisers engaged by the Compensation Committee. In addition to the foregoing and other authority expressly delegated to the Compensation Committee in the charter, the Compensation Committee may also exercise any other powers and carry out any other responsibilities consistent with the charter, the purposes of the Compensation Committee, the Company’s Bylaws and applicable Nasdaq Rules.

Role of Compensation Consultant

In order to design a competitive executive compensation program that will continue to attract top executive talent and reflect our compensation philosophy, the Compensation Committee retained Meridian as an independent compensation consultant to provide executive compensation advisory services, help evaluate our compensation philosophy and objectives and provide guidance in designing, maintaining, and administering our executive compensation program. The Compensation Committee evaluated Meridian’s independence pursuant to the requirements of Nasdaq Rules and SEC rules and determined that Meridian does not have any conflicts of interest in advising the Compensation Committee. Meridian did not provide any other services to the Company in 2022.

Elements of Compensation

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
•
Equity Based Long-Term Incentive Compensation. Equity compensation, provided in the form of stock options and restricted stock units ("RSUs"), aligns executives’ interests with our stockholders’ interests, emphasizes long-term financial and operational performance, and helps retain executive talent.

In addition, our NEOs are eligible to participate in our health and welfare programs and our 401(k) plan on the same basis as our other employees. We also maintain severance and change in control arrangements, which aid in attracting and retaining executive talent and help executives to remain focused and dedicated during potential transition periods due to a change in control. Each of these elements of compensation for 2022 is described further below.

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

Name	Annualized Base Salary at Year-End
Jon R. Cohen	$600,000
Douglas L. Braunstein	$—
Jennifer Fulk	$400,000
John C. Reilly	$300,000
Gil Margolin	$400,000

Cash Incentive Compensation

We consider annual cash incentive bonuses to be an important component of our total compensation program and provides incentives necessary to retain executive officers. Each NEO is eligible to receive an annual performance-based cash bonus based on a specified target annual bonus award amount, expressed as a percentage of the NEO’s base salary. As of December 31, 2022, target bonuses were as follows:

Named Executive Officer	Target Percentage
Jon R. Cohen (1)	0%
Douglas L. Braunstein	0%
Jennifer Fulk	100%
John C. Reilly	50%
Gil Margolin	100%

(1)
Dr. Cohen was not eligible to participate in the 2022 bonus program given his start date in November 2022. Pursuant to the terms of his offer letter agreement, Dr. Cohen's target annual bonus for 2023 will be 100% of base salary.

Under the 2022 annual bonus program, each NEO (other than Dr. Cohen and Mr. Braunstein) was eligible to receive a percentage of the NEO’s target bonus opportunity, ranging from 50% to 100%, as determined by our Chief Executive Officer and the Board in their discretion based upon individual and Company performance in 2022. Each NEO who was eligible for a 2022 annual bonus, was ultimately awarded an annual bonus at 85% of target. In making this determination, our Chief Executive Officer and the Board considered various indicators of Company and individual performance.

The NEOs’ 2022 performance bonuses are set forth in the column entitled “Bonus” in the “Summary Compensation Table” below.

Equity-Based Long-Term Incentive Awards

We view equity-based compensation as a critical component of our balanced total compensation program. Equity-based compensation creates an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business and aligns the interest of executives with those of our stockholders. We believe it is essential to provide equity-based compensation to our executive officers in order to link the interests and risks of our executive officers with those of our stockholders, reinforcing our commitment to ensuring a strong linkage between company performance and pay.

In 2022, we maintained the 2014 Stock Incentive Plan (the “2014 Plan”), which was implemented prior to the closing of the Business Combination. Under the 2014 Plan, we offered awards of stock options to eligible service providers, including our NEOs who were employed by us prior to the Business Combination (i.e., Mr. Reilly and Mr. Margolin). In connection with the closing of the Business Combination and the adoption of the 2021 Incentive Award Plan (the “2021 Plan”), no further awards have been granted under the 2014 Plan; however, any outstanding awards granted under the 2014 Plan will remain outstanding, subject to the terms of the 2014 Plan and any applicable award agreement. Options granted prior to the Business Combination generally vest over four years in 48 equal monthly installments and awards granted following the Business Combination generally vest over four years in 16 equal quarterly installments, in each case subject to continued service; however, new employee grants (both prior to and following the Business Combination) are generally subject to one year of cliff vesting followed by equal monthly or quarterly installments thereafter, as applicable.

In 2022, we granted equity-based compensation under the 2021 Plan to our NEOs in the form of the following grants of stock options and RSUs:

Name	Number of Shares Underlying Stock Options	Number of RSUs
Jon R. Cohen	1,100,211	2,328,765
Douglas L. Braunstein	640,000	1,818,032
Jennifer Fulk	123,398	344,371
John C. Reilly	58,851	164,239
Gil Margolin	45,563	127,153

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

We do not currently provide perquisites to our NEOs, and we do not view perquisites or other personal benefits as a significant component of our executive compensation program. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of the executive’s duties, to make our executive officers more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits will be approved by the Compensation Committee. We generally do not provide any tax “gross ups” to our NEOs.

Severance and Change in Control Arrangements

The Executive Severance Plan (as amended and restated, the “Executive Severance Plan”), which provides certain of our executives, including our NEOs (other than Mr. Braunstein), with severance benefits and payments upon certain terminations without cause or, following a change in control, resignations for good reason. Our Compensation Committee believes that the Executive Severance Plan is necessary to attract and retain executive talent and is a customary component of executive compensation. In particular, the Executive Severance Plan can mitigate a potential disincentive for our NEOs when they are evaluating a potential acquisition of the Company and can encourage retention through the conclusion of the transaction. The payments and benefits provided under the Executive Severance Plan are designed to be competitive with market practices. A description of the Executive Severance Plan, as well as information on the estimated payments and benefits that our NEOs would have been eligible to receive as of December 31, 2022, is set forth in “Potential Payments Upon Termination or Change in Control” below.

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

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table contains information about the compensation earned by each of our NEOs during fiscal years ended December 31, 2022 and December 31, 2021.

Name	Principal Position	Year	Salary ($)	Bonus ($) (3)	Stock Awards ($) (4)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)
Jon R. Cohen (1)	Chief Executive Officer	2022	92,172	—	2,020,515	632,509	2,426	2,747,622
		2021	—	—	—	—	—	—

Douglas L. Braunstein (2)	Former Interim Chief Executive Officer	2022	—	—	2,181,032	540,583	—	2,721,615
		2021	21,000	—	55,078	322,550	—	398,628

Jennifer Fulk (1)	Chief Financial Officer	2022	400,000	740,000	554,437	140,541	32,168	1,867,146
		2021	174,242	600,000	443,025	1,690,570	2,667	2,910,504

John C. Reilly	General Counsel	2022	291,538	327,500	264,425	67,027	897	951,387
		2021	232,500	130,000	221,513	1,034,278	—	1,618,291

Gil Margolin	Chief Technology Officer	2022	391,250	740,000	204,716	51,893	31,866	1,419,725
		2021	315,000	330,000	443,025	2,899,947	11,600	3,999,572

(1) Jon R. Cohen and Jennifer Fulk commenced employment with the Company on July 26, 2021 and November 9, 2022, respectively. Their respective salaries were prorated for the portion of the fiscal year during which they were employed. For Dr. Cohen, $5,808 included in the Salary column represents cash retainer fees paid in respect of his service on the Board during 2022 before he was appointed as Chief Executive Officer.

(2) Douglas Braunstein served as the Company's Interim Chief Executive officer and Director in 2021 and 2022 and received no compensation in respect of his services as interim Chief Executive Officer during the year ended December 31, 2021. In accordance with SEC regulations, the compensation disclosed in the table above includes the compensation received in 2021 and 2022 for his services as a member of Board, as further described below under “2022 Director Compensation”.

(3) 2021 and 2022 amounts represent discretionary annual bonus and retention bonus payments made with respect to their performance and retention agreements in the respective year of service.

(4) Amounts reflect the full grant-date fair value of restricted stock units and stock options granted during fiscal 2021 and 2022 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. In addition, 2021 amounts reflect the incremental fair value (determined in accordance with ASC Topic 718) associated with the modification of stock options in connection with the Business Combination. We provide information regarding the assumptions used to calculate the value of all restricted stock units and option awards made to our NEOs in Note 11 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

(5) Amounts represent matching contributions received under the Company’s 401(k) plan and the employer paid portion of medical premiums.

NARRATIVE TO SUMMARY COMPENSATION TABLE

Summary of Executive Compensation Arrangements

Named Executive Officer Employment Agreements

We have entered into employment offer letters (collectively, the “Employment Agreements”) with each of our NEOs other than Douglas L. Braunstein. The material terms of the Employment Agreements are described below.

The Employment Agreements provide for at-will employment without a specified term, provide for participation in the health and welfare benefit plans and programs maintained by us for the benefit of our employees, and provide for annual base salaries and annual target bonus percentages.

In addition, the Employment Agreements provide for option and RSU grants under the 2021 Plan in the amounts and subject to the vesting conditions and contain customary confidentiality and assignment of invention provisions, as well as standard non-compete and non-solicit restrictions effective during employment and for 12 months thereafter.

Retention Agreements

We entered into retention agreements with Messrs. Margolin and Reilly and Ms. Fulk on December 6, 2021 (the “Retention Agreements”), which provide for retention bonus payments of $400,000, $200,000 and $400,000, respectively, paid 50% on the first payroll date following the last day of the second quarter of the fiscal year ending December 31, 2022, and 50% on the first payroll date following the last day of the third quarter of the fiscal year ending December 31, 2022, subject to each NEO’s continued employment through December 31, 2022 (with the Company retaining the right to seek repayment of the second installment in the event any NEO resigns or is terminated for cause on or before December 31, 2022).

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each NEO as of December 31, 2022.

Name	Grant Date	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Jon R. Cohen	9/26/2022 (2)	—	—	—	—	78,765	48,047
	9/26/2022 (3)	—	200,211	1.00	9/24/2032	—	—
	12/1/2022 (4)	—	—	—	—	2,250,000	1,372,500
	12/1/2022 (5)	—	900,000	0.86	11/30/2032	—	—

Douglas L. Braunstein	6/22/2021(6)	15,850	47,552	8.52	6/21/2031	—	—
	10/18/2021(7)	—	—	—	—	11,538	7,038
	5/9/2022 (8)	640,000	—	1.22	5/7/2032	—	—
	9/26/2022 (17)	—	—	—	—	168,032	102,500

Jennifer Fulk	7/15/2021(9)	153,937	338,663	5.81	7/14/2031	—	—
	10/18/2021(18)	—	—	—	—	85,079	51,898
	3/1/2022 (10)	23,137	100,261	1.61	2/28/2032	—	—
	3/1/2022 (11)	—	—	—	—	279,802	170,679

John C. Reilly	8/5/2019 (12)	13,475	12,129	1.21	8/4/2029	—	—
	8/18/2020 (13)	12,995	23,628	1.22	8/17/2030	—	—
	7/15/2021(14)	77,343	170,157	5.81	7/14/2031	—	—
	10/18/2021(15)	—	—	—	—	42,540	25,949
	3/1/2022 (10)	11,034	47,817	1.61	2/28/2032	—	—
	3/1/2022 (11)	—	—	—	—	133,445	81,401

Gil Margolin	12/8/2014 (16)	568,549	—	0.10	12/7/2024	—	—
	10/17/2017 (16)	287,419	—	0.51	10/16/2027	—	—
	8/5/2019 (13)	262,762	60,638	1.21	8/4/2029	—	—
	8/18/2020 (13)	66,157	47,256	1.22	8/17/2030	—	—
	7/15/2021(14)	154,687	340,313	5.81	7/14/2031	—	—
	10/18/2021(15)	—	—	—	—	85,079	51,898
	3/1/2022 (10)	8,543	37,020	1.61	2/28/2032	—	—
	3/1/2022 (11)	—	—	—	—	103,312	63,020

(1) Amounts are calculated based on multiplying the number of shares shown in the table by the per share closing price of our common stock on December 31, 2022, which was $0.61.

(2) These RSU awards, which were granted under the 2021 Plan, vest over a four-year period on each anniversary of June 22, 2022, subject to the NEO’s continued employment through each such vesting date.

(3) These stock options, which were granted under the 2021 Plan, vest and become exercisable in four equal installments on each anniversary of June 22, 2022, subject to the NEO’s continued employment through each such vesting date.

(4) 1,250,000 RSU awards, which were granted under the 2021 Plan, vest 25% on the one-year anniversary of December 1, 2022 and 75% in twelve equal installments on each of the first twelve quarterly anniversaries of December 1, 2022 thereafter, subject to the NEO’s continued employment through each such vesting date. 1,000,000 RSU awards, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2024, subject to the NEO’s continued employment through each such vesting date.

(5) 500,000 stock options, which was granted under the 2021 Plan, vest and becomes exercisable 25% on the one-year anniversary of December 1, 2022 and 75% in twelve equal installments on each of the first twelve quarterly anniversaries of December 1, 2022 thereafter, subject to the NEO’s continued employment through each such vesting date. 400,000 stock options, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2024, subject to the NEO’s continued employment through each such vesting date.

(6) This stock option, which was granted under the 2021 Plan, vests and becomes exercisable 25% annually over a four-year period of June 22, 2021.

(7) These RSU awards, which were granted under the 2021 Plan, vest over a four-year period on each anniversary of September 1, 2021, subject to the NEO’s continued employment through each such vesting date.

(8) These stock options, which were granted under the 2021 Plan, were fully vested and exercisable as of December 31, 2022.

(9) This stock option, which was granted under the 2021 Plan, vests and becomes exercisable 25% on the one-year anniversary of July 26, 2021 and 75% in twelve equal installments on each of the first twelve quarterly anniversaries of July 26, 2021 thereafter, subject to the NEO’s continued employment through each such vesting date.

(10) These stock options, which were granted under the 2021 Plan, vest and become exercisable in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2022 thereafter, subject to the NEO’s continued employment through each such vesting date.

(11) These RSU awards, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2022 thereafter, subject to the NEO’s continued employment through each such vesting date.

(12) These stock options, which were granted under the 2014 Plan, vest and become exercisable 25% on the one-year anniversary September 1, 2019 and 75% in equal monthly installments on each monthly anniversary of September 1, 2020 thereafter, subject to the NEO’s continued employment through each such vesting date.

(13) These stock options, which were granted under the 2014 Plan, vest and become exercisable over a four-year period with respect to 1/48th of the shares underlying the option on each monthly anniversary of September 1, 2019 for awards granted on August 5, 2019 or August 18, 2020 for awards granted on August 18, 2020, subject to the executive’s continued service.

(14) These stock options, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of July 1, 2021, subject to the NEO’s continued employment through each such vesting date.

(15) These RSU awards, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of September 1, 2021, subject to the NEO’s continued employment through each such vesting date.

(16) These stock options, which were granted under the 2014 Plan, were fully vested and exercisable as of December 31, 2022.

(17) The RSUs vest in full on the earlier to occur of (i) the one-year anniversary of June 22, 2022 and (ii) the date of the next Annual Meeting following the grant date of September 26, 2022, subject to continued service through the applicable vesting date.

(18) These RSU awards, which were granted under the 2021 Plan, vest 25% on the one-year anniversary of September 1, 2021 and 75% in twelve equal installments on each of the first twelve quarterly anniversaries of September 1, 2021 thereafter, subject to the NEO’s continued employment through each such vesting date.

Potential Payments Upon Termination or Change in Control

Executive Severance Plan

All of our NEOs (other than Mr. Braunstein) are participants in the Executive Severance Plan, which provides for payments and benefits upon a participant’s termination without cause or resignation with good reason. The Executive Severance Plan is administered by our Compensation Committee.

Participants in the Executive Severance Plan are designated as either Tier 1 or Tier 2 participants at the time they are selected to participate. Currently, Ms. Fulk and Messrs. Cohen, Reilly and Margolin are Tier 1 participants.

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

In the event a participant in the Executive Severance Plan is terminated without “cause” or resigns for “good reason”, in each case, on or within the period beginning 3 months prior to a change in control and ending 12 months following a change in control, the participant will be eligible to receive: (i) salary continuation for 24 months plus 200% of the participant’s target bonus amount, in the case of a Tier 1 participant, or salary continuation for 12 months plus 100% of the participant’s target bonus amount, in the case of a Tier 2 participant; (ii) a lump sum cash payment equal to the participant’s pro-rata target bonus amount; (iii) payment or reimbursement of COBRA premiums for up to 18 months, in the case of a Tier 1 participant, or 12 months, in the case of a Tier 2 participant; and (iii) full accelerated vesting of all equity awards.

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

In May of 2022, the Board approved the grant of an equity award (the “Award”) under the 2021 Plan to Mr. Braunstein for his continued services as interim Chief Executive Officer. The Award was composed of (i) a non-qualified stock option to purchase 640,000 shares of the Company’s common stock and (ii) a restricted stock unit award with respect to 1,650,000 shares of the Company’s common stock. The Award vested and become exercisable (as applicable) with respect to 50% of the underlying shares on May 15, 2022, and, with respect to the remaining 50% of the underlying shares, in six equal monthly installments on each of the first six monthly anniversaries of May 15, 2022 (such that the Award was fully vested on November 15, 2022).

The award agreements applicable to RSUs and stock options under the 2021 Plan generally provide that in the event of any termination of employment, all RSUs and stock options that are unvested would be forfeited; provided, that, in the event of death or disability that occurs on or after the first anniversary of the participant’s employment start date, all RSUs and stock options that are unvested would accelerate vesting. Pursuant to the terms of Mr. Cohen’s offer letter, in the event he experiences a qualifying termination under the Severance Plan following the first anniversary of his start date, he will vest in a number of RSUs and stock options underlying the initial grant he received in December of 2022 that he would have otherwise vested in had he remained employed by the Company for the 12-month period immediately following his termination date, subject to his compliance with all other terms and conditions of the Severance Plan and his offer letter.

Estimated Potential Payments

The following table summarizes the payments that would be made to our NEOs upon the occurrence of certain qualifying terminations of employment or a change in control, in any case, occurring on December 31, 2022. Amounts shown do not include (i) accrued but unpaid base salary through the date of termination or (ii) other benefits earned or accrued by the NEO during his or her employment that are available to all salaried employees, such as accrued vacation and the annual incentive bonus earned in respect of 2022.

Name	Benefit	Termination Without Cause or for Good Reason / Cause (no Change in Control) ($)	Change in Control (no Termination) ($)(1)	Termination Without Cause or for Good Reason / Cause in Connection with a Change in Control ($)
Jon R. Cohen	Cash	600,000	—	2,400,000
	Equity Acceleration(2)	—	—	1,420,547
	Continued Healthcare	47,002	—	70,503
	Total (3)	647,002	—	3,891,050

Douglas L. Braunstein	Cash	—	—	—
	Equity Acceleration(2)	—	—	—
	Continued Healthcare	—	—	—
	Total (3)	—	—	—

Jennifer Fulk	Cash	400,000	—	1,600,000
	Equity Acceleration(2)	—	—	222,577
	Continued Healthcare	47,002	—	70,503
	Total(3)	447,002	—	1,893,080

John C. Reilly	Cash	300,000	—	900,000
	Equity Acceleration(2)	—	—	107,350
	Continued Healthcare	47,002	—	70,503
	Total(3)	347,002	—	1,077,853

Gil Margolin	Cash	400,000	—	1,600,000
	Equity Acceleration(2)	—	—	114,928
	Continued Healthcare	47,002	—	70,503
	Total (3)	447,002	—	1,785,431

(1) Pursuant to the 2021 Plan and the applicable award agreements, in the event of a change in control where an acquiror assumes, replaces or substitutes outstanding equity awards, awards under the 2021 Plan would not accelerate vesting. For purposes of the table above, we have assumed that awards are assumed, replaced or substituted in connection with the change in control.

(2) With respect to options, the value of equity acceleration was calculated by (i) multiplying the number of accelerated shares of common stock underlying the options by $0.61, the closing trading price of our common stock on December 31, 2022 and (ii) subtracting the exercise price for the options. As of December 31, 2022, all of the exercise prices applicable to accelerated option shares exceeded $0.61, and therefore no amount is shown in respect of option acceleration in the table above. With respect to RSUs, the value of equity acceleration was calculated by multiplying the number of accelerated RSUs by $0.61, the closing trading price of our common stock on December 31, 2022.

(3) Amounts shown are the maximum potential payment the NEO would have received as of December 31, 2022. The amounts of any reduction pursuant to the 280G best pay provision, if any, would be calculated upon actual termination of employment.

2022 Director Compensation

In March 2022, Jeffrey Crowe, a member of the Board of Directors, advised that he will be resigning from the Board immediately preceding the 2022 Annual Meeting. In July 2022, Jon Cohen was nominated by the Board for election to replace Mr. Crowe as a Class I Director at the 2022 Annual Meeting of Stockholders.

On September 8, 2022, Charles Berg, a member of the Board of Directors, resigned as director of the Company effective as of the 2022 Annual Meeting of Stockholders of the Company. Mr. Berg had been a member of the Board since June 2021.

On September 15, 2022, after recommendation by the Nominating and Corporate Governance Committee of the Board, the Board appointed Mr. Michael Hansen, as a Class II director, effective immediately, to fill the vacancy created by Mr. Berg’s resignation. Mr. Hansen was also appointed to serve as a member of the Audit Committee and the Compensation Committee of the Board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Total ($)
Jon R. Cohen (2)	—	—	—	—
Douglas L. Braunstein (3)	—	—	—	—
Erez Shachar	47,500	168,032	—	215,532
Curtis Warfield	55,000	168,032	—	223,032
Jacqueline Yeaney	40,000	168,032	—	208,032
Madhu Pawar	40,000	168,032	—	208,032
Michael Hansen	10,000	78,765	139,473	228,238
Jeffrey M. Crowe (4)	30,000	37,436	—	67,436
Charles Berg (5)	30,000	37,436	—	67,436

(1) Amounts reflect the full grant-date fair value of RSUs and stock options granted during 2022 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all RSUs and option awards made to our directors in Note 11 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

(2) Dr. Cohen serves as our Chief Executive Officer since November 2022; as such, his compensation earned as a director is disclosed in the Summary Compensation Table, above.

(3) Mr. Braunstein served as our Interim Chief Executive Officer for part of 2022; as such, his compensation earned as a director is disclosed in the Summary Compensation Table, above.

(4) In March 2022 Mr. Crowe advised the Board that he would be resigning from the Board immediately preceding the 2022 Annual Meeting. In July 2022, Jon R. Cohen was nominated by the Board for election to replace Mr. Crowe as a Class I Director at the 2022 Annual Meeting of Stockholders.

(5) On September 8, 2022, Mr. Berg resigned as director of the Company effective as of the 2022 Annual Meeting of Stockholders of the Company. On September 15, 2022, after recommendation by the Nominating and Corporate Governance Committee of the Board, the Board appointed Mr. Michael Hansen, as a Class II director, effective immediately, to fill the vacancy created by Mr. Berg’s resignation.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2022 by each non-employee director.

Name	Option Awards Outstanding at 2022 Fiscal Year End	Unvested Stock Awards Outstanding at 2022 Fiscal Year End
Jon R. Cohen (1)	—	—
Douglas L. Braunstein (2)	—	—
Erez Shachar	63,402	179,570
Curtis Warfield	63,402	179,570
Jacqueline Yeaney	63,402	179,570
Madhu Pawar	63,402	179,570
Michael Hansen	200,211	78,765
Jeffrey M. Crowe	—	—
Charles Berg	—	—

(1) Dr. Cohen serves as our Chief Executive Officer since November 2022; as such, his compensation earned as a director is disclosed in the Summary Compensation Table and his outstanding equity awards are disclosed in the Outstanding Equity Awards at Fiscal Year End table.

(2) Mr. Braunstein served as our Interim Chief Executive Officer for part of 2022; as such, his compensation earned as a director is disclosed in the Summary Compensation Table and his outstanding equity awards are disclosed in the Outstanding Equity Awards at Fiscal Year End table.

The Director Compensation Program provides for annual retainer fees and long-term equity awards for certain of our non-employee directors (each, an “Eligible Director”). The material terms of the Director Compensation Program are summarized below.

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

Unless otherwise noted, the business address of each of those listed in the table below is 2578 Broadway #607, New York, NY 10025. We have based our calculation of the percentage of beneficial ownership on 163,153,672 shares of our common stock outstanding as of April 14, 2023.

Unless otherwise indicated, we believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares (1)	% of Ownership
5% Holders
HEC Master Fund LP (2)	23,525,046	14.4%
Norwest Venture Partners XIII, LP (3)	14,702,972	9.0%
Goldman Sachs Group, Inc.(4)	9,638,478	5.9%
Qumra Capital II, L.P. (5)	8,573,437	5.3%
Directors and Named Executive Officers
Jon R. Cohen	—	0.0%
Jennifer Fulk (6)	452,319	*
Gil Margolin (7)	3,128,942	1.9%
John C. Reilly (8)	257,679	*
Douglas L. Braunstein (9)	25,834,742	15.8%
Erez Shachar (10)	19,696	*
Curtis Warfield (11)	19,696	*
Jacqueline Yeaney (12)	19,696	*
Madhu Pawar (13)	19,696	*
Michael Hansen	—	0.0%
All current directors and executive officers as a group (13 individuals) (14)	30,051,690	18.4%

* Indicates less than 1%

(1)
Shares of common stock beneficially owned for the directors and executive officers includes shares of common stock held as of the date of the table, stock options that are vested as of the date of the table, and stock options and RSUs that will vest within 60 days following the date of the table.
(2)
Based on information reported on a Schedule 13D/A filed on November 17, 2021, a Form 4 filed on September 28, 2022 and information known to the Company, consists of (i) 11,340,600 shares of common stock and 7,640,000 shares of common stock issuable upon the exercise of warrants held by HEC Master Fund LP, (ii) 2,274,446 shares of common stock owned jointly among Douglas Braunstein and his spouse (Samara Braunstein), including through a trust, (iii) 1,653,846 shares of common stock held directly by Mr. Braunstein, (iv) 655,850 shares of common stock held directly by Mr. Braunstein issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 14, 2023 and (v) 2,270,000 shares of common stock beneficially owned jointly among Mr. Braunstein and his spouse (Samara Braunstein) through the ownership of warrants exercisable within 60 days of the date of April 14, 2023. Douglas Braunstein is the Managing Member of HEC Management GP LLC (“MGT GP”). MGT GP is the Managing Member of HEC Performance GP LLC and the Managing Partner of Hudson Executive Capital LP, which is the Investment Manager of the HEC Master Fund LP. Hudson Executive Capital LP and Mr. Braunstein disclaims beneficial ownership of the securities owned by HEC Master Fund LP except to the extent of his pecuniary interest therein. The address of HEC Master Fund LP is c/o Walkers Corporate Limited, 190 Elgin Avenue George Town, Grand Cayman KY1-9001.

(3)
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
(4)
Based on information reported on a Schedule 13G filed on February 9, 2023, consists of shares of common stock held by the Goldman Sachs Group, Inc. (“GS Group”) and Goldman Sachs & Co. LLC (“Goldman Sachs”). GS Group is the parent holding company of GS LLC, and thus these shares may be deemed to be beneficially owned by Goldman Sachs and Goldman Sachs may be deemed to have sole voting and dispositive power over the shares held by GS Group.
(5)
Based on information reported on a Schedule 13D filed on July 1, 2021, consists of shares of common stock held by Qumra Capital II, L.P (“Qumra II”). Qumra Capital GP II, L.P. (“Qumra GP II”) is the general partner of Qumra II and Qumra Capital Israel I Ltd. (“Qumra Capital Ltd.”) is the general partner of Qumra GP II. Boaz Dinte and Erez Shachar serve as the managing partners of Qumra Capital Ltd. and share voting and dispositive power with respect to the shares held by Qumra II. Mr. Shachar serves as a member of our board of directors. The address for these entities is c/o Qumra Capital, HaNevi’im St 4, Tel Aviv-Yafo, Israel.
(6)
Consists of (i) 132,498 shares of common stock and (ii) 319,821 shares of common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 14, 2023.
(7)
Consists of (i) 78,194 shares of common stock and (ii) 3,050,748 shares of common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 14, 2023.
(8)
Consists of (i) 257,679 shares of common stock and (ii) 0 shares of common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 14, 2023.
(9)
See footnote 2.
(10)
Consists of shares of (i) common stock held by Qumra II, (ii) 3,846 shares of common stock held by Mr. Shachar and (iii) 15,850 shares of common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 14, 2023. Mr. Shachar disclaims beneficial ownership of the shares held of record by Qumra II except to the extent of his pecuniary interest therein. See footnote 5.
(11)
Consists of (i) 3,846 shares of common stock and (ii) 15,850 shares of common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 14, 2023.
(12)
Consists of (i) 3,846 shares of common stock and (ii) 15,850 shares of common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 14, 2023.
(13)
Consists of (i) 3,846 shares of common stock and (ii) 15,850 shares of common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 14, 2023.
(14)
Current directors and executive officers as a group includes the named executive officers and current directors listed in the table above, as well as Steven Dziedzic, Varun Choudhary and Katlyn Watson.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights and Vesting of Stock Awards (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column) (2)
Equity compensation plans not approved by security holders	—	—	—
Equity compensation plans approved by security holders	26,653,377	$2.38	7,974,290
Total	26,653,377	$2.38	7,974,290

(1) Consists of 10,290,305 outstanding options under the 2014 Stock Incentive Plan (the “2014 Plan”), 7,236,021 outstanding options (including 650,000 warrants issued to consultant) and 9,127,051 nonvested RSUs under the 2021 Incentive Award Plan (the “2021 Plan”).

(2) Consists of 0 securities available for future issuance under the 2014 Plan, 3,400,688 securities available for future issuance under the 2021 Plan and 4,573,602 securities available for future issuance under the Employee Stock Purchase Plan (the “2021 ESPP”). The number of shares of common stock reserved for issuance under the 2021 Plan will increase by 5% on the first day of calendar year January 1, 2023, and beginning on January 1, 2024 and ending on and including January 1, 2031, by a number equal to the lesser of (i) a number equal to five percent (2.5%) of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of Shares (as defined in the 2021 Plan) as is determined by the board of directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Approval of Related Person Transactions

Our Board of Directors has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our finance department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our finance department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Financial Officer is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions in our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in the approval of a related person transaction for which he or she is a related person.

Relationships and Transactions with Directors, Executive Officers and Significant Stockholders

Talkspace Related Person Transactions

Director and Officer Indemnification

Talkspace entered into indemnification agreements with each director and executive officer of Talkspace, Inc. Our Certificate of Incorporation provides for indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by the Delaware General Corporation Law (the “DGCL”), subject to certain limited exceptions.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, HEC, the HEC Insiders and Talkspace entered into the Sponsor Support Agreement pursuant to which the HEC Insiders agreed to, among other things, vote to adopt and approve the Merger Agreement and the Transactions, in each case, subject to the terms and conditions of the Sponsor Support Agreement.

Registration Rights Agreement

At the closing of the Business Combination, HEC, the HEC Sponsor LLC (the “Sponsor”), Talkspace’s independent directors, certain former stockholders of Talkspace and certain other parties thereto entered into an Amended and Restated Registration Rights Agreement, pursuant to which pursuant to which Talkspace, Inc. agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Talkspace common stock and other equity securities of Talkspace that are held by the parties thereto from time to time

Independence of the Board of Directors

Our board of directors has determined that each of Michael Hansen, Madhu Pawar, Erez Shachar, Curtis Warfield and Jacqueline Yeaney qualify as “independent” in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including that Erez Shachar is affiliated with certain of our significant stockholders as discussed in footnote 5 of item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global (“Kost Forer Gabbay & Kasierer”), our independent registered public accounting firm, billed to us for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Fee Category:
Audit Fees (1)	$1,122	$665
Tax Fees (2)	101	66
Total Fees	$1,223	$731

(1)
Fees for audit services include fees associated with the annual audit, SOX compliance, reviews of the Company's quarterly reports on Form 10-Q and statutory audits required internationally. The 2022 and 2021 fees include consents and assistance with and review of documents filed with the SEC.
(2)
Tax fees consist of tax compliance including the review of tax returns and tax advice services.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Kost Forer Gabbay & Kasierer or Ernst & Young LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Kost Forer Gabbay & Kasierer or Ernst & Young LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On a periodic basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by Kost Forer Gabbay & Kasierer or Ernst & Young LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)
Exhibits.

See the Exhibit Index included hereinafter.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.3	Section 302 Chief Executive Officer Certification*
31.4	Section 302 Chief Financial Officer Certification*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

TALKSPACE, INC.

Date: April 28, 2023	By:	/s/ Jennifer Fulk
Jennifer Fulk
Chief Financial Officer