Form 10-Q
period 2023-03-31
Talkspace, Inc.
filed 2023-05-10
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39314

TALKSPACE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4636604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
622 Third Avenue, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

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

As of May 8, 2023, the registrant had 163,659,536 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(U.S. dollars in thousands, except share and per share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,083	$138,545
Accounts receivable, net	12,460	9,640
Other current assets	3,813	4,372
Total current assets	141,356	152,557
Property and equipment, net	563	677
Intangible assets, net	2,343	2,529
Other long-term assets	518	491
Total assets	$144,780	$156,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,674	$6,461
Deferred revenues	4,123	4,355
Accrued expenses and other current liabilities	9,800	16,502
Total current liabilities	21,597	27,318
Warrant liabilities	1,128	939
Other long-term liabilities	418	461
Total liabilities	23,143	28,718
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value — Authorized: 1,000,000,000 shares at March 31, 2023 and December 31, 2022; Issued and outstanding: 163,119,345 and 161,155,030 shares at March 31, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	381,581	378,722
Accumulated deficit	(259,960)	(251,202)
Total stockholders’ equity	121,637	127,536
Total liabilities and stockholders’ equity	$144,780	$156,254

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except share and per share data)	2023	2022
Revenues	$33,336	$30,150
Cost of revenues	16,588	15,129
Gross profit	16,748	15,021
Operating expenses:
Research and development, net	5,353	5,035
Clinical operations, net	1,601	1,776
Sales and marketing	13,469	21,408
General and administrative	5,364	8,010
Total operating expenses	25,787	36,229
Operating loss	(9,039)	(21,208)
Financial income, net	(424)	(869)
Loss before taxes on income	(8,615)	(20,339)
Taxes on income	143	21
Net loss	$(8,758)	$(20,360)
Net loss per share:
Basic and Diluted	$(0.05)	$(0.13)
Weighted average number of common shares used in computing basic and diluted net loss per share:
Basic and Diluted	161,797,781	154,083,443

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(U.S. dollars in thousands, except share data)	Common Stock
Three Months Ended March 31, 2023	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2022	161,155,030	$16	$378,722	$(251,202)	$127,536
Exercise of stock options	1,739,265	*)	621	—	621
Restricted stock units vested, net of tax	225,050	*)	(65)	—	(65)
Stock-based compensation	—	—	2,303	—	2,303
Net loss	—	—	—	(8,758)	(8,758)
Balance as of March 31, 2023 (unaudited)	163,119,345	$16	$381,581	$(259,960)	$121,637

	Common Stock
Three Months Ended March 31, 2022	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2021	152,862,447	$15	$363,788	$(171,530)	$192,273
Exercise of stock options	2,164,870	*)	2,063	—	2,063
Restricted stock units vested, net of tax	77,338	*)	(67)	—	(67)
Stock-based compensation	—	—	2,368	—	2,368
Net loss	—	—	—	(20,360)	(20,360)
Balance as of March 31, 2022 (unaudited)	155,104,655	$15	$368,152	$(191,890)	$176,277

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(U.S. dollars in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(8,758)	$(20,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306	429
Stock-based compensation	2,303	2,368
Remeasurement of warrant liabilities	189	(875)
Increase in accounts receivable	(2,820)	(800)
Decrease in other current assets	559	4,923
Increase in accounts payable	1,213	2,061
Decrease in deferred revenues	(232)	(1,160)
Decrease in accrued expenses and other current liabilities	(6,702)	(1,837)
Other	(95)	105
Net cash used in operating activities	(14,037)	(15,146)
Cash flows from investing activities:
Purchase of property and equipment	(9)	(88)
Proceeds from sale of property and equipment	28	—
Net cash provided by (used in) investing activities	19	(88)
Cash flows from financing activities:
Proceeds from exercise of stock options	621	2,063
Payments for employee taxes withheld related to vested stock-based awards	(65)	(558)
Net cash provided by financing activities	556	1,505
Net decrease in cash and cash equivalents	(13,462)	(13,729)
Cash and cash equivalents at the beginning of the period	138,545	198,256
Cash and cash equivalents at the end of the period	$125,083	$184,527
Supplemental cash flow data:
Cash paid during the period for interest	$29	$12
Cash paid during the period for income taxes	$168	$174

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

The Company's principal executive office is located in New York, NY. The Company has three wholly owned subsidiaries, Talkspace LLC, Talkspace Network LLC and Groop Internet Platform LTD. In addition, the Company holds a variable interest in one professional association and six professional corporations, which have been established pursuant to the requirements of their respective domestic jurisdiction governing the corporate practice of medicine. See Note 11, “Variable Interest Entities,” in the notes to the condensed consolidated financial statements for further details.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The Company’s interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2022, have been applied consistently in these unaudited condensed consolidated financial statements, unless otherwise stated. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Intercompany transactions and balances have been eliminated in the preparation of the condensed consolidated financial statements.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. The Company’s significant estimates and assumptions used in these financial statements include, but are not limited to, the recognition and disclosure of contingent liabilities, revenue recognition, stock-based compensation awards and the fair value of warrant liabilities. The Company bases its estimates on historical factors, current circumstances and the experience and judgment of management. The Company evaluates its assumptions on an ongoing basis. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based on information available at the time they are made. Estimates, by their nature, are based on judgment and available information, therefore, actual results could be materially different from these estimates.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

Recently Issued and Adopted Accounting Pronouncements

The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to its business or that no material effect is expected on the condensed consolidated financial statements as a result of their future adoption.

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

Through its platform, Talkspace serves its business-to-business (“B2B”) channel, comprised of large health insurance plans and employee assistance programs (“Payors”), and large enterprise clients (“DTE”) who offer their insured members and employees access to the Company's platform at in-network reimbursement rates, or while their employer is under an active contract with Talkspace, where applicable, and its business-to-consumer (“Consumer”) channel, comprised of individual consumers who subscribe directly to the Company's platform.

The Company contracts with Payors to provide its therapy and psychiatry services to their eligible covered members. Revenue is recognized at a point in time, as virtual therapy or psychiatry session is rendered. The transaction price is determined based on contracted rates and includes variable consideration in the form of implicit price concessions. The Company determines the total transaction price, including an estimate of variable consideration, at contract inception and reassesses this estimate at each reporting date. The Company estimates the amount of variable consideration that is included in the transaction price using the expected value method primarily based on actual historical collection experience for each insurance payor over a twelve-month period. Revenue from Payors is presented net of implicit price concessions. Contracts with Payors include annual evergreen clauses and generally may be terminated by either party typically upon a minimum 60-day advance notice.

The Company contracts with enterprises to provide access to its therapist platform for their employees, primarily based on a per-member-per-month access fee model. Revenues from access fees are recognized ratably over the contractual term. The majority of contracts with enterprise clients typically range in length from one to three years and are generally non-cancelable during the initial contractual term.

The Company also generates revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to the Company's therapy platform as well as supplementary a la carte offerings directly to individual consumers through a subscription plan. The Company recognizes consumer revenues ratably over the subscription period, beginning when therapy services commence. The Company recognizes revenues from supplementary a la carte offerings at a point in time, as virtual therapy session is rendered. Members may cancel their subscription at any time and will receive a pro-rata refund for the subscription price. The transaction price from member subscription revenue and supplementary a la carte offerings includes variable consideration in the form of refunds. The Company estimates the refund liability for the variable consideration portion of the transaction price primarily based on historical experience. The refund liability is recorded within the “Accrued expenses and other current liabilities” line item in the condensed consolidated balance sheets. Revenue from individual consumers is presented net of refunds.

The following table presents the Company’s revenues from sales to unaffiliated customers disaggregated by revenue source:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenues from sales to unaffiliated customers:	Unaudited	Unaudited
Payor revenue	$14,811	$8,110
DTE revenue	8,676	5,661
Total B2B revenue	23,487	13,771
Consumer revenue	9,849	16,379
Total revenue	$33,336	$30,150

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are stated net of credit losses allowance. The Company is exposed to credit losses primarily through its contracts with health insurance plans, employee assistance programs and enterprise clients. The Company’s methodology for estimating credit loss is based on historical collection experience, customer creditworthiness, current and future economic condition and market condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Accounts receivables are written off after all reasonable means to collect the full amount have been exhausted. The allowance for credit losses was immaterial as of March 31, 2023 and December 31, 2022.

Deferred Revenue

The Company records deferred revenues when cash payments from customers are received in advance of the Company's performance obligation to provide services. As of March 31, 2023, deferred revenue related mainly to the Company’s consumer channel. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less.

NOTE 4. FAIR VALUE MEASUREMENT

The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the relatively short-term nature of the underlying assets. The Company’s Private Placement Warrants are carried at fair value with changes in fair value recognized in earnings each period.

The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed consolidated balance sheets. The warrant liabilities were measured at fair value at inception and thereafter on a recurring, quarterly basis, with changes in fair value presented within financial income, net, in the condensed consolidated statement of operations.

The Private Placement Warrants were valued using the Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the Company’s common stock.

The following table presents the changes in the fair value of warrant liabilities during the three months ended March 31, 2023 and 2022:

	Level 3 Liabilities
	For the Three Months Ended March 31, 2023 (unaudited)
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$939	$189	$1,128

	Level 3 Liabilities
	For the three Months Ended March 31, 2022 (unaudited)
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$4,070	$(875)	$3,195

NOTE 5. LEASES

In November 2022, the Company entered into a long-term lease agreement for new office space in New York, NY. This operating lease expires two years from the rent commencement date and has the option to be renewed for an additional year. The Company recognizes ROU lease asset and lease liability based on the present value of the future minimum lease payments at the lease commencement date. The Company did not include the renewal options as part of the ROU lease asset and lease liability at the commencement date as it was not reasonably certain that the renewal option will be exercised. The Company used incremental borrowing rates based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date in determining the present value of future payments. As of March 31, 2023 the weighted-average remaining lease term was 1.83 years and weighted-average discount rate was 7.17%. As of March 31, 2023 and December 31, 2022, the ROU lease asset was of $0.4 million and is included within the "Other assets" line item in the condensed consolidated balance sheet. As of March 31, 2023 and December 31, 2022, the short-term portion of the lease liability was $0.2 million and is included within the "Accrued expenses and other current liabilities" line item in the condensed consolidated balance sheet. As of March 31, 2023 and December 31, 2022, the long-term portion of the lease liability was $0.2 million and $0.3 million, respectively, and is included within the "Other liabilities" line item in the condensed consolidated balance sheet. Operating lease cost recognized for the three months ended March 31, 2023 was $0.1 million.

In addition, the Company's wholly owned subsidiary, Groop Internet Platform LTD, located in Israel, leases its operating facilities under a month-to-month operating lease agreement. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes rent expense for these leases on a straight-line basis over the lease term.

The following table outlines the maturities of the Company’s lease liabilities as of March 31, 2023:

March 31, 2023
In thousands	unaudited
The remainder of 2023	$203
2024	270
2025	22
Total undiscounted lease payments	$495
Less interest	(29)
Present value of operating lease liability	$466

NOTE 6. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

In January 2022, the Company and certain of its current and former officers and directors were named as defendants in securities class action complaints filed in the United States District Court for the Southern District of New York under the case headings: (1) Baron v. Talkspace et al., No. 22-cv-00163 (S.D.N.Y.) and (2) Valdez v. Talkspace et al., No. 22-cv-00840 (S.D.N.Y.), which were subsequently consolidated under the caption In re Talkspace, Inc. Securities Litigation, No. 22-cv-00163 (S.D.N.Y) (the “Securities Action”). The Securities Action asserts violations of sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rules 10b-5 and 14a-9 promulgated thereunder. These actions generally relate to public disclosures and statements by the Company in connection with its merger with Hudson Executive Investment Corp. (“HEIC”).

In December 2022, the Company’s subsidiary Tailwind Merger Sub II, LLC, certain of the Company’s current and former directors and officers, and others were named as defendants in a putative class action complaint filed in the Delaware Court of Chancery under the case caption Valdez v. Braunstein, et al., C.A. No. 2022-1148 (Del. Ch.) (the “Delaware Action”). The Delaware Action asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty relating to the merger with HEIC, among other things, based on many of the same facts at issue in the Securities Action. The complaint seeks, among other things damages on behalf of putative class members who did not redeem their shares in connection with the Company’s merger with HEIC.

In February 2023, the Company resolved the Securities Action and the Delaware Action through mediation. The settlement resolves these litigations with respect to all named defendants. The Company recorded an accrual for its respective share of the settlement agreement as of December 31, 2022. The settlement will have to be approved by the court, which the Company expects will occur in the third quarter of 2023.

In June and July 2022, two individuals filed stockholder derivative lawsuits on behalf of Talkspace in the United States District Court for the Southern District of New York under the case captions: (1) Odsvall v. Oren Frank et al., No. 22-cv-05016 (S.D.N.Y.) and (2) Nayman v. Berg, et al., No. 22-cv-06258 (S.D.N.Y.), which were subsequently consolidated under the caption In re Talkspace Stockholder Derivative Litigation, No. 22-cv-05016 (S.D.N.Y.) (the “Derivative Action”). The Derivative Action names certain of the Company’s current and former officers and directors as defendants and the Company as a nominal defendant. The Derivative Action asserts claims for violations of federal securities laws, breach of fiduciary duty, and aiding and abetting breaches of fiduciary duty relating to the merger with HEIC, among other things, based on many of the same facts at issue in the Securities Action.

In February 2023 the parties agreed to resolve the Derivative Action with respect to all named defendants in exchange for the Company’s agreement to implement certain changes to its Governance environment. The settlement will have to be approved by the court, which the Company expects will occur in the third quarter of 2023. The Company is responsible for payment of legal fees to the counsel representing the plaintiffs in the Derivative Action. The Company accrued the estimated total legal fees as of December 31, 2022.

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

NOTE 7. CAPITAL STOCK

As of March 31, 2023 and December 31, 2022 there were outstanding 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock at an exercise price of $11.50 per share. As of March 31, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.

NOTE 8. SHARE-BASED COMPENSATION

In June 2021, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”) under which the Company may grant cash and equity incentive awards to officers, employees, directors, consultants and service providers in order to attract, motivate and retain the talent.

In June 2021, the Company also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) under which employees of Talkspace and its participating subsidiaries are provided with the opportunity to purchase Talkspace common stock at a discount through accumulated payroll deductions during successive offering periods. As of March 31, 2023, no employee stock purchases have been made under the 2021 ESPP.

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

The following table sets forth the total stock-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
(in thousands)	unaudited	unaudited
Research and development, net	$674	$546
Clinical operations, net	120	122
Sales and marketing	391	777
General and administrative	1,118	923
Total stock-based compensation expense	$2,303	$2,368

NOTE 9. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2023	2022
(in thousands, except share and per share data)	unaudited	unaudited
Net loss	$(8,758)	$(20,360)
Weighted-average shares used to compute net loss per share:
Basic and Diluted	161,797,781	154,083,443
Net loss per share:
Basic and Diluted	$(0.05)	$(0.13)

For the three months ended March 31, 2023, the following were excluded from the calculation of diluted net loss per share since each would have had an anti-dilutive effect given the Company's net loss: 14,746,915 stock options, 11,549,261 restricted stock units, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock.

For the three months ended March 31, 2022, the following were excluded from the calculation of diluted income per share since each would have had an anti-dilutive effect given the Company's net loss: 18,455,605 stock options, 5,450,924 restricted stock units, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock.

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following:

	March 31, 2023	December 31, 2022
(in thousands)	unaudited
User acquisition	$2,111	$2,256
Employee compensation	2,087	5,290
Litigation costs	1,221	5,500
Professional fees	978	543
Other	3,403	2,913
Accrued expenses and other current liabilities	$9,800	$16,502

NOTE 11. VARIABLE INTEREST ENTITIES ("VIEs")

The Company holds a variable interest in Talkspace Provider Network, PA (“TPN”) and certain affiliated professional entities (“PC entities”). TPN and the PC entities are VIEs. Under the provisions of ASC 810, “Consolidation”, an entity consolidates a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company determined that it is able to direct the activities of TPN and the PC entities that most significantly impact their economic performance and it funds and absorbs all losses of these VIEs resulting in the Company being the primary beneficiary of these entities. Accordingly, the Company consolidates these VIEs.

The following table details the assets and liabilities of the Company's consolidated VIEs as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
ASSETS	unaudited
Cash and cash equivalents	$1,240	$883
Accounts receivable	6,962	1,716
Other assets	1,241	4,813
Total Assets	$9,443	$7,412
LIABILITIES
Accrued expenses and other current liabilities	4,839	3,758
Total Liabilities	$4,839	$3,758

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section as to “Talkspace,” the “Company,” “we,” “us” or “our” refer to the business of Talkspace, Inc. and its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes contained in this Quarterly Report and the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those discussed in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and “Forward-Looking Statements” sections and elsewhere in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the three months ended March 31, 2023 and 2022. For a discussion of our results of operations, liquidity and capital resources for the three months ended March 31, 2021, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2022.

Overview

Talkspace is a healthcare company offering its members convenient and affordable access to a fully-credentialed network of highly qualified providers. We are a leading virtual behavioral health company and, since Talkspace’s founding in 2012, we have connected millions of patients with licensed mental health providers across a wide and growing spectrum of care through virtual counseling, psychotherapy and psychiatry. We created a purpose-built platform to address the vast, unmet and growing demand for mental health services of our members, serving our business-to-business (“B2B”) channel, comprised of large health plans and employee assistance programs (“Payors”) such as Aetna, Cigna, Premera and Optum and large enterprise clients (“DTE”) such as Google and Expedia (collectively, our “clients”), who offer their insured members and employees access to our platform at in-network reimbursement rates, or while their employer is under an active contract with Talkspace, where applicable, and our business-to-consumer (“Consumer”) channel, comprised of individual consumers who subscribe directly to our platform.

As of March 31, 2023, we had approximately 98 million B2B eligible lives and over 15,100 consumer active members. For the three months ended March 31, 2023, our clinicians completed 171,700 B2B sessions related to members covered under our health plan clients, as compared to 90,600 completed B2B sessions for the three months ended March 31, 2022. Please refer to the “Key Business Metrics” section below for a description of active members and B2B eligible lives.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

Unaudited	Three Months Ended March 31,
(in thousands except number of health plan and enterprise clients or otherwise indicated)	2023	2022
Number of B2B eligible lives at period end (in millions)	98	77
Number of completed B2B sessions	171.7	90.6
Number of health plan clients at period end	20	16
Number of enterprise clients at period end	227	189
Number of Consumer active members at period end	15.1	22.2

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

Active Members: We consider members “active” (i) in the case of our B2B members, if such members have engaged on our platform during the preceding 25 days, such as sending a text, video or audio message to, or participating in a video call with, a provider, completing a satisfaction or progress report survey or signing up for our platform, and (ii) in the case of our consumer members, commencing on the date such member initiates contact with a provider on our platform until the term of their monthly, quarterly or bi-annual subscription plan expires, unless terminated early. While a growth in active members typically highlights strong engagement with our members, not all active members are associated with revenue in that particular period.

Components of Results of Operations

Revenues

We contract with health insurance plans, employee assistance organizations and enterprises to provide services to individuals who are qualified to receive access to the Company’s services through the Company’s commercial arrangements. We generate revenues from payments from insured members and claims paid by their respective insurance companies and from contracted platform access fees paid to us by our enterprise clients for the delivery of therapy services to their members or employees. We recognize revenues from services provided to insured members at a point in time, as virtual therapy or psychiatry session is rendered. We recognize revenue from our enterprise clients ratably over the contractual term based primarily on a per-member-per month access fee model.

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

Cost of Revenues

Cost of revenues is comprised primarily of therapist payments. Cost of revenues is largely driven by the size of our provider network that is required to service the growth of our health plan and enterprise clients, in addition to the growth of our customer base.

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

While we expect to make increased investments to support accelerated growth and the required investment to scale our provider network, we also expect increased efficiencies and economies of scale. Our cost of revenues as a percentage of revenues is expected to fluctuate from period to period depending on the interplay of these factors as well as pricing fluctuations.

Operating Expenses

Operating expenses consist of research and development, clinical operations, sales and marketing, and general and administrative expenses.

Research and Development Expenses

Research and development expenses include personnel and related expenses for software development and engineering, information technology infrastructure, security, privacy compliance and product development (inclusive of stock-based compensation for our research and development employees), third-party services and contractors related to research and development, information technology and software-related costs.

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

Financial income, net

Financial income, net includes the impact from (i) non-cash changes in the fair value of our warrant liabilities, (ii) interest earned on cash equivalents deposited in our money market accounts and (iii) other financial expenses in connection with bank charges.

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

Results of Operations

The following table presents our results of operations for the three months ended March 31, 2023 and 2022 and the dollar and percentage change between the respective periods:

	Three Months Ended March 31,		Variance
Unaudited	2023	2022	$	%
(in thousands, except percentages, share and per share data)
Revenues	$33,336	$30,150	$3,186	10.6
Cost of revenues	16,588	15,129	1,459	9.6
Gross profit	16,748	15,021	1,727	11.5
Operating expenses:
Research and development, net	5,353	5,035	318	6.3
Clinical operations, net	1,601	1,776	(175)	(9.9)
Sales and marketing	13,469	21,408	(7,939)	(37.1)
General and administrative	5,364	8,010	(2,646)	(33.0)
Total operating expenses	25,787	36,229	(10,442)	(28.8)
Operating loss	(9,039)	(21,208)	12,169	57.4
Financial income, net	(424)	(869)	445	(51.2)
Loss before taxes on income	(8,615)	(20,339)	11,724	57.6
Taxes on income	143	21	122	581.0
Net loss	$(8,758)	$(20,360)	$11,602	57.0

Revenues. Revenues increased by $3.2 million, or 10.6% to $33.3 million for the three months ended March 31, 2023 from $30.2 million for the three months ended March 31, 2022. The increase was principally due to a 70.6% growth in B2B revenue driven by a higher number of completed B2B sessions and an increase in covered lives from health plan clients and new enterprise clients, partially offset by a 39.9% decline in consumer subscription revenue. Revenue from our health plan clients increased by $6.7 million, or 82.7%, to $14.8 million for the three months ended March 31, 2023 from $8.1 million for the three months ended March 31, 2022. Enterprise client contracts increased by 38 clients, or 20.1%, to 227 clients as of March 31, 2023 from 189 clients as of March 31, 2022. This increase in the number of enterprise clients drove revenue to increase by $3.0 million, or 52.6% to $8.7 million for the three months ended March 31, 2023 from $5.7 million for the three months ended March 31, 2022. Consumer subscriptions revenue decreased by $6.6 million, or 39.9%, to $9.8 million for the three months ended March 31, 2023 from $16.4 million for the three months ended March 31, 2022, due to the Company's intentional and strategic decision to reduce marketing spend related to this service.

Costs of revenues. Cost of revenues increased by $1.5 million, or 9.6%, to $16.6 million for the three months ended March 31, 2023 from $15.1 million for the three months ended March 31, 2022, primarily due to increased hours worked by therapists to meet strong customer engagement.

Gross profit. Gross profit increased by $1.7 million, or 11.5%, to $16.7 million for the three months ended March 31, 2023 from $15.0 million for the three months ended March 31, 2022. Gross margin was 50.2% for the three months ended March 31, 2023, compared to 49.8% during the three months ended March 31, 2022. The increase in gross margin was primarily driven by higher network productivity.

Research and development expenses. Research and development expenses increased by $0.3 million, or 6.3% to $5.3 million for the three months ended March 31, 2023 from $5.0 million for the three months ended March 31, 2022. This was primarily due to higher investments in our technology platform.

Clinical operations expenses. Clinical operations expenses decreased by $0.2 million, or 9.9% to $1.6 million for the three months ended March 31, 2023 from $1.8 million for the three months ended March 31, 2022. This was primarily due to a decrease in provider recruitment costs.

Sales and marketing expenses. Sales and marketing expenses decreased by $7.9 million, or 37.1%, to $13.5 million for the three months ended March 31, 2023 from $21.4 million for the three months ended March 31, 2022. The decrease in sales and marketing expenses was primarily driven by a decrease in direct marketing and promotional costs in order to optimize for profitability.

General and administrative expenses. General and administrative expenses decreased by $2.6 million, or 33.0%, to $5.4 million for the three months ended March 31, 2023 from $8.0 million for the three months ended March 31, 2022. This was primarily due to a decrease in professional fees and subcontractor costs in connection with our path to profitability.

Financial income, net. Financial income, net was $0.4 million for the three months ended March 31, 2023, compared to financial income, net of $0.9 million for the three months ended March 31, 2022. For the three months ended March 31, 2023 financial income, net was primarily driven by interest income earned on our money market accounts of $0.6 million partially offset by non-cash losses resulting from the remeasurement of warrant liabilities of $0.2 million. For the three months ended March 31, 2022 financial income, net was primarily driven by non-cash gains resulting from the remeasurement of warrant liabilities.

Taxes on income. Taxes on income consists primarily of foreign income taxes related to income generated by our subsidiary organized under the laws of Israel.

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

We calculate adjusted EBITDA as net loss income adjusted to exclude (i) depreciation and amortization, (ii) interest and other expenses (income), net, (iii) tax benefit and expense, and (iv) stock-based compensation expense.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Unaudited	2023	2022
(in thousands)
Net loss	$(8,758)	$(20,360)
Add:
Depreciation and amortization	306	429
Financial income, net (1)	(424)	(869)
Taxes on income	143	21
Stock-based compensation	2,303	2,368
Adjusted EBITDA	$(6,430)	$(18,411)

(1) For the three months ended March 31, 2023, financial income, net, primarily consisted of $0.6 million of interest income from our money market accounts partially offset by $0.2 million in losses resulting from the remeasurement of warrant liabilities. For the three months ended March 31, 2022, financial income, net primarily consisted of $0.9 million in gains resulting from the remeasurement of warrant liabilities.

Liquidity and Capital Resources

As of March 31, 2023, we had $125.1 million of cash and cash equivalents ($138.5 million as of December 31, 2022), which we use to finance our operations and support a variety of growth initiatives and investments. We had no debt as of March 31, 2023. We expect to generate operating losses for the foreseeable future.

Our primary cash needs are to fund operating activities. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, the timing and extent of investments to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of virtual behavioral services. Additionally, we may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies.

We currently anticipate to be able to fund our cash needs for at least the foreseeable future using available cash and cash equivalent balances as of March 31, 2023. However, in the future we may require additional capital to respond to technological advancements, competitive dynamics, customer demands, business opportunities, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we cannot raise capital when needed, we may be forced to undertake asset sales or similar measures to ensure adequate capital.

If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary condensed consolidated cash flow information for the periods presented:

Cash Flows

Unaudited	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(14,037)	$(15,146)
Net cash provided by (used in) investing activities	19	(88)
Net cash provided by financing activities	556	1,505
Net decrease in cash and cash equivalents	$(13,462)	$(13,729)

Operating Activities

The decrease in net cash used in operating activities was driven primarily by the positive impact of lower operating expenses offset by unfavorable timing of collections on receivables and payments of account payables and accrued expenses.

Investing Activities

The increase in net cash provided by investing activities was driven primarily by an increase in the proceeds from the sale of computer equipment and a decrease in the purchases of computer equipment and software.

Financing Activities

The decrease in net cash provided by financing activities was primarily driven by a decrease in the proceeds from the exercise of stock options.

Contractual Obligations, Commitments and Contingencies

As of March 31, 2023, we did not have any short-term or long-term debt, or significant long-term liabilities.

As of March 31, 2023, we have a long-term operating lease for our office space in New York, NY. See Note 5, “Leases” in the notes to the condensed consolidated financial statements for further details.

A settlement was reached in February 2023 for certain class action lawsuits ending the ongoing litigation, see Item 1, “Legal Proceedings” in Part II, “Other Information” for further details. In addition, we may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability had been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. Should any of our estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows. See Note 6, “Commitments and Contingent Liabilities” in the notes to the condensed consolidated financial statements for further details.

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

Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2022.

The Company’s accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s audited consolidated financial statements are summarized in Note 2 to those financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2023, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The forward-looking statements in this Quarterly Report and other such statements we publicly make from time-to-time are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report and the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in the Company's Annual Report on Form 10-K or any forward-looking statements we may publicly make from time-to-time, whether as a result of any new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2023, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of March 31, 2023. Based upon the evaluation and although management has made significant progress in the design and implementation of IT and business process controls, our CEO and CFO concluded our disclosure controls and procedures are not effective as of such date solely due to material weaknesses in internal controls over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and are discussed below.

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, we concluded that our internal control over financial reporting was not effective solely due to the existence of the following material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022:

1.
Management was able to complete the design and establish effective information technology general controls (ITGCs) for the majority of tested ITGCs; however, some ineffective ITGC controls existed at December 31, 2022. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective; and
2.
Management did not have an adequate process in place to monitor and provide oversight over the completion of its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

The material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.

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

Remediation efforts include but are not limited to, (a) hiring additional personnel with appropriate technical skill sets, (b) developing an execution plan and resourcing to test controls and providing timely feedback of any deficiencies noted to complete remediation (c) establishing a training program for the entire organization to support ongoing execution of internal controls and adherence to control activities (d) actively monitoring corrective actions and providing status reporting to leadership on the progress.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2023 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

A settlement was reached in February 2023 for certain class action lawsuits ending the ongoing litigation. The settlement for these lawsuits will have to be approved by the court, which the Company expects will occur in the third quarter of 2023. See Note 6, “Commitments and Contingent Liabilities” in the notes to the condensed consolidated financial statements for further details.

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

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. During the three months ended March 31, 2023, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Talkspace, Inc.

Date: May 10, 2023	By:	/s/ Jon Cohen
Jon Cohen
Chief Executive Officer

Date: May 10, 2023	By:	/s/ Jennifer Fulk
Jennifer Fulk
Chief Financial Officer