Form 10-Q
period 2023-06-30
Talkspace, Inc.
filed 2023-08-02
CIK 1803901

first quarter

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the registrant had 166,510,245 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(U.S. dollars in thousands, except share and per share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,104	$138,545
Accounts receivable, net	8,420	9,640
Other current assets	2,920	4,372
Total current assets	137,444	152,557
Property and equipment, net	456	677
Intangible assets, net	2,157	2,529
Other long-term assets	464	491
Total assets	$140,521	$156,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,484	$6,461
Deferred revenues	3,683	4,355
Accrued expenses and other current liabilities	10,444	16,502
Total current liabilities	19,611	27,318
Warrant liabilities	820	939
Other long-term liabilities	295	461
Total liabilities	20,726	28,718
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value — Authorized: 1,000,000,000 shares at June 30, 2023 and December 31, 2022; Issued and outstanding: 166,204,295 and 161,155,030 shares at June 30, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	384,443	378,722
Accumulated deficit	(264,664)	(251,202)
Total stockholders’ equity	119,795	127,536
Total liabilities and stockholders’ equity	$140,521	$156,254

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands, except share and per share data)	2023	2022	2023	2022
Revenues	$35,645	$29,844	$68,981	$59,994
Cost of revenues	17,833	15,297	34,421	30,426
Gross profit	17,812	14,547	34,560	29,568
Operating expenses:
Research and development, net	4,171	5,576	9,524	10,611
Clinical operations, net	1,675	2,316	3,276	4,092
Sales and marketing	13,045	18,931	26,514	40,339
General and administrative	5,329	8,792	10,693	16,802
Total operating expenses	24,220	35,615	50,007	71,844
Operating loss	(6,408)	(21,068)	(15,447)	(42,276)
Financial (income) expense, net	(1,712)	1,865	(2,136)	996
Loss before taxes on income	(4,696)	(22,933)	(13,311)	(43,272)
Taxes on income	8	89	151	110
Net loss	$(4,704)	$(23,022)	$(13,462)	$(43,382)
Net loss per share:
Basic and Diluted	$(0.03)	$(0.15)	$(0.08)	$(0.28)
Weighted average number of common shares used in computing basic and diluted net loss per share:
Basic and Diluted	164,195,697	155,709,901	163,003,363	154,901,165

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)	Common Stock
Three and Six Months Ended June 30, 2023	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2022	161,155,030	$16	$378,722	$(251,202)	$127,536
Exercise of stock options	1,739,265	*)	621	—	621
Restricted stock units vested, net of tax	225,050	*)	(65)	—	(65)
Stock-based compensation	—	—	2,303	—	2,303
Net loss	—	—	—	(8,758)	(8,758)
Balance as of March 31, 2023 (unaudited)	163,119,345	$16	$381,581	$(259,960)	$121,637
Exercise of stock options	1,837,734	*)	869	—	869
Restricted stock units vested, net of tax	1,247,216	*)	(136)	—	(136)
Stock-based compensation	—	—	2,129	—	2,129
Net loss	—	—	—	(4,704)	(4,704)
Balance as of June 30, 2023 (unaudited)	166,204,295	$16	$384,443	$(264,664)	$119,795

	Common Stock
Three and Six Months Ended June 30, 2022	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2021	152,862,447	$15	$363,788	$(171,530)	$192,273
Exercise of stock options	2,164,870	*)	2,063	—	2,063
Restricted stock units vested, net of tax	77,338	*)	(67)	—	(67)
Stock-based compensation	—	—	2,368	—	2,368
Net loss	—	—	—	(20,360)	(20,360)
Balance as of March 31, 2022 (unaudited)	155,104,655	$15	$368,152	$(191,890)	$176,277
Exercise of stock options	1,092,515	*)	286	—	286
Restricted stock units vested, net of tax	1,175,446	*)	(126)	—	(126)
Stock-based compensation	—	—	3,839	—	3,839
Net loss	—	—	—	(23,022)	(23,022)
Balance as of June 30, 2022 (unaudited)	157,372,616	$15	$372,151	$(214,912)	$157,254

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(U.S. dollars in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(13,462)	$(43,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	608	697
Stock-based compensation	4,432	6,207
Remeasurement of warrant liabilities	(119)	1,217
Decrease (increase) in accounts receivable	1,220	(1,650)
Decrease in other current assets	1,452	5,622
(Decrease) increase in accounts payable	(977)	381
Decrease in deferred revenues	(672)	(1,236)
Decrease in accrued expenses and other current liabilities	(6,058)	(1,145)
Other	(172)	178
Net cash used in operating activities	(13,748)	(33,111)
Cash flows from investing activities:
Purchase of property and equipment	(10)	(160)
Proceeds from sale of property and equipment	28	—
Net cash provided by (used in) investing activities	18	(160)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,490	2,349
Payments for employee taxes withheld related to vested stock-based awards	(201)	(67)
(Payments) proceeds from reverse capitalization, net of transaction costs	—	(645)
Net cash provided by financing activities	1,289	1,637
Net decrease in cash and cash equivalents	(12,441)	(31,634)
Cash and cash equivalents at the beginning of the period	138,545	198,256
Cash and cash equivalents at the end of the period	$126,104	$166,622
Supplemental cash flow data:
Cash paid during the period for income taxes	$176	$97

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Talkspace, Inc. (together with its consolidated subsidiaries, the “Company” or “Talkspace”) is a leading behavioral healthcare company enabled by a purpose-built technology platform. Talkspace provides individuals and licensed therapists, psychologists and psychiatrists with an online platform for one-on-one therapy delivered via messaging, audio and video. The Company offers convenient and affordable access to a fully credentialed network of highly qualified providers. Since its inception, the Company has connected millions of patients with licensed behavioral health providers across a wide and growing spectrum of care through virtual counseling, psychotherapy, and psychiatry.

The Company's principal executive office is located in New York, NY. The Company has three wholly owned subsidiaries, Talkspace LLC, Talkspace Network LLC and Groop Internet Platform LTD. In addition, the Company holds a variable interest in one professional association and six professional corporations, which have been established pursuant to the requirements of their respective domestic jurisdiction governing the corporate practice of medicine. See Note 10, “Variable Interest Entities,” in these notes to the condensed consolidated financial statements for further details.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The Company’s interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements should be read in conjuction with the consolidated financial statements as of and for the year ended December 31, 2022 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2022, have been applied consistently in these unaudited condensed consolidated financial statements, unless otherwise stated.

Intercompany transactions and balances have been eliminated in the preparation of the condensed consolidated financial statements.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. The Company’s significant estimates and assumptions used in these condensed consolidated financial statements include, but are not limited to, the recognition and disclosure of contingent liabilities, revenue recognition, stock-based compensation awards and the fair value of warrant liabilities. The Company bases its estimates on historical factors, current circumstances and the experience and judgment of management. The Company evaluates its assumptions on an ongoing basis. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based on information available at the time they are made. Estimates, by their nature, are based on judgment and available information, therefore, actual results could be materially different from these estimates.

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

NOTE 3. REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, when the Company satisfies its performance obligation to perform its defined contractual obligations to provide virtual behavioral healthcare services. Revenue is recognized in an amount that reflects the consideration that the Company will be entitled in exchange for the service rendered. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that is included in the transaction price. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

The Company contracts with Payors to provide its therapy and psychiatry services to their eligible covered members. Revenue is recognized at a point in time, as virtual therapy or psychiatry session is rendered. The transaction price is determined based on contracted rates and includes variable consideration in the form of implicit price concessions. The Company determines the total transaction price, including an estimate of variable consideration, at contract inception and reassesses this estimate at each reporting date. The Company estimates the amount of variable consideration that is included in the transaction price primarily based on historical collection experience for each insurance payor. Revenue from Payors is presented net of implicit price concessions. Contracts with Payors include annual evergreen clauses and generally may be terminated by either party typically upon a minimum 60-day advance notice.

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

The following table presents the Company’s revenues from sales to unaffiliated customers disaggregated by revenue source:

Unaudited	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenues from sales to unaffiliated customers:
Payor revenue	$18,539	$7,880	$33,350	$15,990
DTE revenue	8,039	6,685	16,715	12,346
Total B2B revenue	26,578	14,565	50,065	28,336
Consumer revenue	9,067	15,279	18,916	31,658
Total revenue	$35,645	$29,844	$68,981	$59,994

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are stated net of credit losses allowance. The Company is exposed to credit losses primarily through its contracts with health insurance plans, employee assistance programs and enterprise clients. The Company’s methodology for estimating credit loss is based on historical collection experience, customer creditworthiness, current and future economic condition and market condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Accounts receivables are written off after all reasonable means to collect the full amount have been exhausted. The allowance for credit losses was immaterial as of June 30, 2023 and December 31, 2022.

Deferred Revenue

The Company records deferred revenues when cash payments from customers are received in advance of the Company's performance obligation to provide services. As of June 30, 2023, deferred revenue related mainly to the Company’s consumer channel. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less.

NOTE 4. FAIR VALUE MEASUREMENT

The carrying value of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the relatively short-term nature of the underlying assets. The Company’s Private Placement Warrants are carried at fair value with changes in fair value recognized in earnings each period.

The Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying condensed consolidated balance sheets. The warrant liabilities were measured at fair value at inception and thereafter on a recurring, quarterly basis, with changes in fair value presented within financial (income) expense, net, in the condensed consolidated statement of operations.

The Private Placement Warrants were valued using the Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the implied volatility from the trading prices of the Public Warrants.

The following table presents the changes in the fair value of warrant liabilities during the three and six months ended June 30, 2023 and 2022:

	Level 3 Liabilities (unaudited)
	For the Three Months Ended June 30, 2023
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,128	$(308)	$820

	For the Six Months Ended June 30, 2023
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$939	$(119)	$820

	Level 3 Liabilities (unaudited)
	For the Three Months Ended June 30, 2022
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$3,195	$2,092	$5,287

	For the Six Months Ended June 30, 2022
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$4,070	$1,217	$5,287

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

In June and July 2022, two individuals filed stockholder derivative lawsuits on behalf of Talkspace in the United States District Court for the Southern District of New York under the case captions: (1) Odsvall v. Oren Frank et al., No. 22-cv-05016 (S.D.N.Y.) and (2) Nayman v. Berg, et al., No. 22-cv-06258 (S.D.N.Y.), which were subsequently consolidated under the caption In re Talkspace Stockholder Derivative Litigation, No. 22-cv-05016 (S.D.N.Y.) in September 2022 (the “Derivative Action”). The Derivative Action named certain of the Company’s current and former officers and directors as defendants and the Company as a nominal defendant. The Derivative Action asserted claims for violations of federal securities laws, breach of fiduciary duty, and aiding and abetting breaches of fiduciary duty relating to the merger with HEIC, among other things, based on many of the same facts at issue in the Securities Action.

In February 2023 the parties reached an agreement in principle to resolve the Derivative Action with respect to all named defendants in exchange for certain changes to the Company’s Corporate Governance environment, including the declassification of the Company’s board of directors, creation of a management-level disclosure committee, enhancements to the responsibilities and duties of the Company’s Audit Committee, the addition of independent directors, enhancements to employee compliance training and retention of an internal controls consultant. In addition, the Company agreed to pay or cause to be paid $550,000 in attorney’s fees and expenses. On May 18, 2023, the parties entered into a Stipulation of Settlement and Release Agreement (the “Stipulation”) that sets forth the terms and conditions for the proposed settlement and dismissal with prejudice of the Derivative Action (the “Settlement”). On June 30, 2023, the court entered an order preliminarily approving the Stipulation and proposed Settlement of the Derivative Action and scheduling a hearing for August 16, 2023 to determine whether to give final approval to the Settlement. The defendants have not admitted any liability or wrongdoing in connection with the Settlement and have entered into the Settlement solely to avoid the costs, risks, distraction, and uncertainties of continued litigation of the Derivative Action.

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

NOTE 6. CAPITAL STOCK

As of June 30, 2023 and December 31, 2022 there were outstanding 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock at an exercise price of $11.50 per share. As of June 30, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.

NOTE 7. SHARE-BASED COMPENSATION

In June 2021, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”) under which the Company may grant cash and equity incentive awards to officers, employees, directors, consultants and service providers in order to attract, motivate and retain the talent.

In June 2021, the Company also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) under which employees of the Company and its participating subsidiaries are provided with the opportunity to purchase Talkspace common stock at a discount through accumulated payroll deductions during successive offering periods. As of June 30, 2023, no employee stock purchases have been made under the 2021 ESPP.

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

The following table sets forth the total stock-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Unaudited	2023	2022	2023	2022
(in thousands)
Research and development, net	$546	$662	$1,220	$1,208
Clinical operations, net	126	79	246	201
Sales and marketing	445	816	836	1,593
General and administrative	1,012	2,282	2,130	3,205
Total stock-based compensation expense	$2,129	$3,839	$4,432	$6,207

NOTE 8. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
Unaudited	2023	2022	2023	2022
(in thousands, except share and per share data)
Net loss	$(4,704)	$(23,022)	$(13,462)	$(43,382)
Weighted-average shares used to compute net loss per share:
Basic and Diluted	164,195,697	155,709,901	163,003,363	154,901,165
Net loss per share:
Basic and Diluted	$(0.03)	$(0.15)	$(0.08)	$(0.28)

For the three and six months ended June 30, 2023, the following were excluded from the calculation of diluted net loss per share since each would have had an anti-dilutive effect given the Company's net loss: 12,365,441 non-vested stock options, 10,179,411 non-vested restricted stock units, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock.

For the three and six months ended June 30, 2022, the following were excluded from the calculation of diluted income per share since each would have had an anti-dilutive effect given the Company's net loss: 18,042,701 non-vested stock options, 6,360,148 non-vested restricted stock units, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock.

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents the amounts included within accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
(in thousands)	Unaudited
Employee compensation	$3,821	$5,290
User acquisition	1,913	2,256
Litigation costs	750	5,500
Professional fees	576	543
Other	3,384	2,913
Accrued expenses and other current liabilities	$10,444	$16,502

NOTE 10. VARIABLE INTEREST ENTITIES ("VIEs")

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

The Company has determined that it is able to direct the activities of TPN and the PC entities that most significantly impact their economic performance and it funds and absorbs all losses of these VIEs resulting in the Company being the primary beneficiary of these entities. Accordingly, the Company consolidates these VIEs.

The following table details the assets and liabilities of the Company's consolidated VIEs as of June 30, 2023 and December 31, 2022. The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

(in thousands)	June 30, 2023	December 31, 2022
ASSETS	Unaudited
Cash and cash equivalents	$497	$883
Accounts receivable	6,159	1,716
Other assets	—	4,813
Total Assets	$6,656	$7,412
LIABILITIES
Accrued expenses and other current liabilities	3,802	3,758
Total Liabilities	$3,802	$3,758

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

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the three and six months ended June 30, 2023 and 2022.

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

As of June 30, 2023, we had approximately 110 million B2B eligible lives and approximately 13,700 consumer active members compared to 77 million B2B eligible lives and 20,100 consumer active members as of June 30, 2022. For the three and six months ended June 30, 2023, our clinicians completed 200,500 and 372,200 B2B sessions, respectively, related to members covered under our health plan clients, as compared to 96,000 and 186,600 completed B2B sessions for the three and six months ended June 30, 2022. Please refer to the “Key Business Metrics” section below for a description of active members and B2B eligible lives.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

Unaudited	Six Months Ended June 30,
(in thousands except number of health plan and enterprise clients or otherwise indicated)	2023	2022
Number of B2B eligible lives at period end (in millions)	110	77
Number of completed B2B sessions during the period	372.2	186.6
Number of health plan clients at period end	20	16
Number of enterprise clients at period end	217	205
Number of Consumer active members at period end	13.7	20.1

B2B Eligible Lives: We consider B2B lives “eligible” if such persons are eligible to receive treatment on the Talkspace platform, in the case of our health plan clients, at an agreed upon reimbursement rate through insurance under an employee assistance program or other network behavioral health paid benefit program. There may be instances where a person may be covered through multiple solutions, typically through behavioral health plans and employee assistance programs. In these instances, the person is counted each time they are covered in the B2B eligible lives calculation, which may cause this amount to reflect a higher number of B2B eligible lives than we actually serve.

Active Members: We consider members “active”, in the case of our Consumer members, commencing on the date such member initiates contact with a provider on our platform until the term of their monthly, quarterly or bi-annual subscription plan expires, unless terminated early.

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

Cost of Revenues

Cost of revenues is comprised primarily of therapist payments. Cost of revenues is largely driven by number of sessions and the size of our provider network that is required to service the growth of our health plan and enterprise clients, in addition to the growth of our customer base.

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

Clinical Operations Expenses

Clinical operations expenses are associated with the management of our network of therapists. This item is comprised of costs related to recruiting, onboarding, credentialing, training and ongoing quality assurance activities (inclusive of stock-based compensation for our clinical operations employees), costs of third-party services and contractors related to recruiting and training and software-related costs.

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

Results of Operations

The following table presents our results of operations for the three and six months ended June 30, 2023 and 2022 and the dollar and percentage change between the respective periods:

(in thousands, except percentages)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
Unaudited	2023	2022	$	%	2023	2022	$	%
Revenue:
Payor revenue	$18,539	$7,880	10,659	135.3	$33,350	$15,990	17,360	108.6
DTE revenue	8,039	6,685	1,354	20.3	16,715	12,346	4,369	35.4
Total B2B revenue	26,578	14,565	12,013	82.5	50,065	28,336	21,729	76.7
Consumer revenue	9,067	15,279	(6,212)	(40.7)	18,916	31,658	(12,742)	(40.2)
Total revenue	35,645	29,844	5,801	19.4	68,981	59,994	8,987	15.0
Cost of revenue	17,833	15,297	2,536	16.6	34,421	30,426	3,995	13.1
Gross profit	17,812	14,547	3,265	22.4	34,560	29,568	4,992	16.9
Operating expenses:
Research and development, net	4,171	5,576	(1,405)	(25.2)	9,524	10,611	(1,087)	(10.2)
Clinical operations, net	1,675	2,316	(641)	(27.7)	3,276	4,092	(816)	(19.9)
Sales and marketing	13,045	18,931	(5,886)	(31.1)	26,514	40,339	(13,825)	(34.3)
General and administrative	5,329	8,792	(3,463)	(39.4)	10,693	16,802	(6,109)	(36.4)
Total operating expenses	24,220	35,615	(11,395)	(32.0)	50,007	71,844	(21,837)	(30.4)
Operating loss	(6,408)	(21,068)	14,660	69.6	(15,447)	(42,276)	26,829	63.5
Financial (income) expense, net	(1,712)	1,865	(3,577)	*	(2,136)	996	(3,132)	*
Loss before taxes on income	(4,696)	(22,933)	18,237	79.5	(13,311)	(43,272)	29,961	69.2
Taxes on income	8	89	(81)	(91.0)	151	110	41	37.3
Net loss	$(4,704)	$(23,022)	$18,318	79.6	$(13,462)	$(43,382)	$29,920	69.0

* Percentage not meaningful

Revenues. Revenues increased by $5.8 million, or 19.4% to $35.6 million for the three months ended June 30, 2023 from $29.8 million for the three months ended June 30, 2022. The increase was principally due to a 82.5% growth in B2B revenue driven by a higher number of completed B2B sessions and an increase in covered lives from health plan clients ("Payors") and new enterprise clients ("DTE"), partially offset by a 40.7% decline in consumer subscription revenue. Revenue from our health plan clients increased by $10.7 million, or 135.3%, to $18.5 million for the three months ended June 30, 2023 from $7.9 million for the three months ended June 30, 2022. Enterprise client contracts increased by 12 clients, or 5.9%, to 217 clients as of June 30, 2023 from 205 clients as of June 30, 2022. This increase in the number of enterprise clients drove DTE revenue to increase by $1.4 million, or 20.3% to $8.0 million for the three months ended June 30, 2023 from $6.7 million for the three months ended June 30, 2022. Consumer subscriptions revenue decreased by $6.2 million, or 40.7%, to $9.1 million for the three months ended June 30, 2023 from $15.3 million for the three months ended June 30, 2022, due to the Company's intentional and strategic decision to reduce marketing spend related to this service.

Revenues increased by $9.0 million, or 15.0% to $69.0 million for the six months ended June 30, 2023 from $60.0 million for the six months ended June 30, 2022. The increase was principally due to a 76.7% growth in B2B revenue driven by a higher number of completed B2B sessions and an increase in covered lives from Payors and new DTE clients, partially offset by a 40.2% decline in consumer subscription revenue. Revenue from our health plan clients increased by $17.4 million, or 108.6%, to $33.4 million for the six months ended June 30, 2023 from $16.0 million for the six months ended June 30, 2022. Enterprise client contracts increased by 12 clients, or 5.9%, to 217 clients as of June 30, 2023 from 205 clients as of June 30, 2022. This increase in the number of enterprise clients drove DTE revenue to increase by $4.4 million, or 35.4% to $16.7 million for the six months ended June 30, 2023 from $12.3 million for the six months ended June 30, 2022. Consumer subscriptions revenue decreased by $12.7 million, or 40.2%, to $18.9 million for the six months ended June 30, 2023 from $31.7 million for the six months ended June 30, 2022, due to the Company's intentional and strategic decision to reduce marketing spend related to this service.

Costs of revenues. Cost of revenues increased by $2.5 million, or 16.6%, to $17.8 million for the three months ended June 30, 2023 from $15.3 million for the three months ended June 30, 2022, and increased by $4.0 million, or 13.1%, to $34.4 million for the six months ended June 30, 2023 from $30.4 million for the six months ended June 30, 2022. The increase in cost of revenues for the three and six months ended June 30, 2023, was primarily due to increased hours worked by therapists to meet strong customer engagement.

Gross profit. Gross profit increased by $3.3 million, or 22.4%, to $17.8 million for the three months ended June 30, 2023 from $14.5 million for the three months ended June 30, 2022. Gross profit increased by $5.0 million, or 16.9%, to $34.6 million for the six months ended June 30, 2023 from $29.6 million for the six months ended June 30, 2022. The increase in gross profit for the three and six months ended June 30, 2023 was primarily driven by higher revenue and provider network productivity.

Gross margin was 50.0% for the three months ended June 30, 2023, compared to 48.7% during the three months ended June 30, 2022. Gross margin was 50.1% for the six months ended June 30, 2023, compared to 49.3% during the six months ended June 30, 2022. The increase in gross margin for the three and six months ended June 30, 2023 was primarily due to higher revenue and provider network productivity, partially offset by the revenue shift mix towards B2B revenue.

Operating expenses

Overall, our operating expenses for the three and six months ended June 30, 2023 have decreased due to our efficiency initiatives in order to optimize for profitability.

Research and development expenses. Research and development expenses decreased by $1.4 million, or 25.2% to $4.2 million for the three months ended June 30, 2023 from $5.6 million for the three months ended June 30, 2022, and decreased by $1.1 million, or 10.2% to $9.5 million for the six months ended June 30, 2023 from $10.6 million for the six months ended June 30, 2022. The decrease in research and development expenses for the three and six months ended June 30, 2023 was primarily due to a decrease in employee-related costs, inclusive of non-cash stock compensation expense.

Clinical operations expenses. Clinical operations expenses decreased by $0.6 million, or 27.7% to $1.7 million for the three months ended June 30, 2023 from $2.3 million for the three months ended June 30, 2022, and decreased by $0.8 million, or 19.9% to $3.3 million for the six months ended June 30, 2023 from $4.1 million for the six months ended June 30, 2022. The decrease in clinical operations expenses for the three and six months ended June 30, 2023 was primarily due to lower provider recruitment costs.

Sales and marketing expenses. Sales and marketing expenses decreased by $5.9 million, or 31.1%, to $13.0 million for the three months ended June 30, 2023 from $18.9 million for the three months ended June 30, 2022, and decreased by $13.8 million, or 34.3%, to $26.5 million for the six months ended June 30, 2023 from $40.3 million for the six months ended June 30, 2022. The decrease in sales and marketing expenses for the three and six months ended June 30, 2023 was primarily driven by a decrease in direct marketing and promotional costs.

General and administrative expenses. General and administrative expenses decreased by $3.5 million, or 39.4%, to $5.3 million for the three months ended June 30, 2023 from $8.8 million for the three months ended June 30, 2022, and decreased by $6.1 million, or 36.4%, to $10.7 million for the six months ended June 30, 2023 from $16.8 million for the six months ended June 30, 2022. The decrease in general and administrative expenses for the three and six months ended June 30, 2023 was primarily due to a decrease in professional fees, subcontractor costs and employee-related costs, inclusive of non-cash stock compensation expense.

Financial income, net. Financial income, net was $1.7 million for the three months ended June 30, 2023, compared to financial expense, net of $1.9 million for the three months ended June 30, 2022. For the three months ended June 30, 2023 financial income, net was primarily driven by interest income earned on our money market accounts of $1.5 million and $0.3 million in non-cash gains resulting from the remeasurement of warrant liabilities. For the three months ended June 30, 2022 financial expense, net primarily consisted of $2.1 million in non-cash losses resulting from the remeasurement of warrant liabilities.

Financial income, net was $2.1 million for the six months ended June 30, 2023, compared to financial expense, net of $1.0 million for the six months ended June 30, 2022. For the six months ended June 30, 2023 financial income, net was primarily driven by interest income earned on our money market accounts of $2.1 million. For the six months ended June 30, 2022 financial expense, net was primarily driven by $1.2 million of non-cash losses resulting from the remeasurement of warrant liabilities.

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

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Unaudited	2023	2022	2023	2022
(in thousands)
Net loss	$(4,704)	$(23,022)	$(13,462)	$(43,382)
Add:
Depreciation and amortization	302	268	608	697
Financial (income) expense, net (1)	(1,712)	1,865	(2,136)	996
Taxes on income	8	89	151	110
Stock-based compensation	2,129	3,839	4,432	6,207
Adjusted EBITDA	$(3,977)	$(16,961)	$(10,407)	$(35,372)

(1) For the three months ended June 30, 2023, financial (income), net, primarily consisted of $1.5 million of interest income from our money market accounts and $0.3 million in gains resulting from the remeasurement of warrant liabilities. For the six months ended June 30, 2023, financial (income), net, primarily consisted of $2.1 million of interest income from our money market accounts. For the three and six months ended June 30, 2022, financial expense, net primarily consisted of $2.1 million and $1.2 million, respectively, in losses resulting from the remeasurement of warrant liabilities.

Liquidity and Capital Resources

As of June 30, 2023, we had $126.1 million of cash and cash equivalents ($138.5 million as of December 31, 2022), which we use to finance our operations and support a variety of growth initiatives and investments. We had no debt as of June 30, 2023.

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

We currently anticipate to be able to fund our cash needs for at least the next 12 months and thereafter for the foreseeable future using available cash and cash equivalent balances as of June 30, 2023. However, in the future we may require additional capital to respond to technological advancements, competitive dynamics, customer demands, business and investment opportunities, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we cannot raise capital when needed, we may be forced to undertake asset sales or similar measures to ensure adequate liquidity.

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary condensed consolidated cash flow information for the periods presented:

Cash Flows

Unaudited	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(13,748)	$(33,111)
Net cash provided by (used in) investing activities	18	(160)
Net cash provided by financing activities	1,289	1,637
Net decrease in cash and cash equivalents	$(12,441)	$(31,634)

Operating Activities

The decrease in net cash used in operating activities was driven primarily by the positive impact of lower operating expenses, favorable timing of collections on receivables and an increase in interest income from our money market accounts offset by unfavorable timing of payments of account payables and accrued expenses.

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

Contractual Obligations, Commitments and Contingencies

As of June 30, 2023, we did not have any short-term or long-term debt, or significant long-term liabilities.

As of June 30, 2023, we have a non-material long-term operating lease for our office space in New York, NY.

A settlement was reached in February 2023 for certain class action lawsuits ending an ongoing litigation, see Note 5, “Commitments and Contingent Liabilities” in the notes to the condensed consolidated financial statements for further details.

In addition, we may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability had been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. Should any of our estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows. See Note 5, “Commitments and Contingent Liabilities” in the notes to the condensed consolidated financial statements for further details.

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

The Company’s accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are summarized in Note 2 to those financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the six months ended June 30, 2023, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

Information regarding recent accounting developments and their impact on our results can be found in Note 2, “Summary of Significant Accounting Policies and Estimates” in the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and in Note 2, “Significant Accounting Policies” in the notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

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

You should read this Quarterly Report and the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q or any forward-looking statements we may publicly make from time-to-time, whether as a result of any new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2023, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of June 30, 2023. Based upon the evaluation and although management has made significant progress in the design and implementation of IT and business process controls, our CEO and CFO concluded our disclosure controls and procedures are not effective as of such date solely due to material weaknesses in internal controls over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and are discussed below.

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

Remediation efforts include but are not limited to, (a) hiring additional personnel with appropriate technical skill sets, (b) developing an execution plan and resources to test controls and providing timely feedback of any deficiencies noted to complete remediation (c) establishing a training program for the entire organization to support ongoing execution of internal controls and adherence to control activities and (d) actively monitoring corrective actions and providing status reporting to leadership on the progress.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2023 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In order to enhance the Company's internal control over financial reporting, management has (a) hired additional personnel with appropriate technical skill sets, (b) developed an execution plan and engaged resources to test controls and provide timely feedback of any deficiencies noted, (c) provided training to the organization to support ongoing execution of internal controls and adherence to control activities, and (d) implemented status reporting to leadership on the progress of the assessment of the design and operating effectiveness of internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company reached settlements for certain class action lawsuits in February 2023 ending on going securities and derivatives suits. The settlements for these lawsuits have received preliminary court approval and are expected to receive final court approval in the third quarter of 2023. See Note 5, “Commitments and Contingent Liabilities” in the notes to the condensed consolidated financial statements for further details.

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

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. During the six months ended June 30, 2023, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Talkspace, Inc.

Date: August 2, 2023	By:	/s/ Jon Cohen
Jon Cohen
Chief Executive Officer

Date: August 2, 2023	By:	/s/ Jennifer Fulk
Jennifer Fulk
Chief Financial Officer