Form 10-Q
period 2023-09-30
Talkspace, Inc.
filed 2023-11-07
CIK 1803901

first quarter

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 167,095,019 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(U.S. dollars in thousands, except share and per share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,332	$138,545
Accounts receivable, net	7,972	9,640
Other current assets	4,413	4,372
Total current assets	137,717	152,557
Property and equipment, net	272	677
Intangible assets, net	1,971	2,529
Other long-term assets	388	491
Total assets	$140,348	$156,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,512	$6,461
Deferred revenues	3,622	4,355
Accrued expenses and other current liabilities	10,717	16,502
Total current liabilities	20,851	27,318
Warrant liabilities	1,586	939
Other long-term liabilities	190	461
Total liabilities	22,627	28,718
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value — Authorized: 1,000,000,000 shares at September 30, 2023 and December 31, 2022; Issued and outstanding: 167,065,019 and 161,155,030 shares at September 30, 2023 and December 31, 2022, respectively	16	16
Additional paid-in capital	386,783	378,722
Accumulated deficit	(269,078)	(251,202)
Total stockholders’ equity	117,721	127,536
Total liabilities and stockholders’ equity	$140,348	$156,254

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands, except share and per share data)	2023	2022	2023	2022
Revenues	$38,646	$29,332	$107,627	$89,326
Cost of revenues	19,797	14,737	54,218	45,163
Gross profit	18,849	14,595	53,409	44,163
Operating expenses:
Research and development, net	4,180	6,073	13,704	16,869
Clinical operations, net	1,405	2,387	4,681	6,257
Sales and marketing	13,184	18,511	39,698	60,098
General and administrative	5,259	7,475	15,952	23,066
Total operating expenses	24,028	34,446	74,035	106,290
Operating loss	(5,179)	(19,851)	(20,626)	(62,127)
Financial (income), net	(779)	(1,885)	(2,915)	(889)
Loss before taxes on income	(4,400)	(17,966)	(17,711)	(61,238)
Taxes on income	14	17	165	127
Net loss	$(4,414)	$(17,983)	$(17,876)	$(61,365)
Net loss per share:
Basic and Diluted	$(0.03)	$(0.11)	$(0.11)	$(0.39)
Weighted average number of common shares used in computing basic and diluted net loss per share:
Basic and Diluted	166,570,673	158,330,684	164,215,802	156,056,900

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)	Common Stock
Three and Nine Months Ended September 30, 2023	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2022	161,155,030	$16	$378,722	$(251,202)	$127,536
Exercise of stock options	1,739,265	*)	621	—	621
Restricted stock units vested, net of tax	225,050	*)	(65)	—	(65)
Stock-based compensation	—	—	2,303	—	2,303
Net loss	—	—	—	(8,758)	(8,758)
Balance as of March 31, 2023 (unaudited)	163,119,345	$16	$381,581	$(259,960)	$121,637
Exercise of stock options	1,837,734	*)	869	—	869
Restricted stock units vested, net of tax	1,247,216	*)	(136)	—	(136)
Stock-based compensation	—	—	2,129	—	2,129
Net loss	—	—	—	(4,704)	(4,704)
Balance as of June 30, 2023 (unaudited)	166,204,295	$16	$384,443	$(264,664)	$119,795
Exercise of stock options	480,929	*)	569	—	569
Restricted stock units vested, net of tax	379,795	*)	(198)	—	(198)
Stock-based compensation	—	—	1,969	—	1,969
Net loss	—	—	—	(4,414)	(4,414)
Balance as of September 30, 2023 (unaudited)	167,065,019	$16	$386,783	$(269,078)	$117,721

	Common Stock
Three and Nine Months Ended September 30, 2022	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2021	152,862,447	$15	$363,788	$(171,530)	$192,273
Exercise of stock options	2,164,870	*)	2,063	—	2,063
Restricted stock units vested, net of tax	77,338	*)	(67)	—	(67)
Stock-based compensation	—	—	2,368	—	2,368
Net loss	—	—	—	(20,360)	(20,360)
Balance as of March 31, 2022 (unaudited)	155,104,655	$15	$368,152	$(191,890)	$176,277
Exercise of stock options	1,092,515	*)	286	—	286
Restricted stock units vested, net of tax	1,175,446	*)	(126)	—	(126)
Stock-based compensation	—	—	3,839	—	3,839
Net loss	—	—	—	(23,022)	(23,022)
Balance as of June 30, 2022 (unaudited)	157,372,616	$15	$372,151	$(214,912)	$157,254
Exercise of stock options	893,194	*)	347	—	347
Restricted stock units vested, net of tax	725,209	*)	(128)	—	(128)
Stock-based compensation	—	—	3,179	—	3,179
Net loss	—	—	—	(17,983)	(17,983)
Balance as of September 30, 2022 (unaudited)	158,991,019	$15	$375,549	$(232,895)	$142,669

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(U.S. dollars in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(17,876)	$(61,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	913	1,006
Stock-based compensation	6,401	9,386
Remeasurement of warrant liabilities	647	(421)
Decrease (increase) in accounts receivable	1,668	(3,180)
(Increase) decrease in other current assets	(41)	4,848
Increase in accounts payable	51	2,931
Decrease in deferred revenues	(733)	(1,728)
(Decrease) increase in accrued expenses and other current liabilities	(5,785)	1,465
Other	(108)	202
Net cash used in operating activities	(14,863)	(46,856)
Cash flows from investing activities:
Purchase of property and equipment	(20)	(254)
Proceeds from sale of property and equipment	10	—
Net cash used in investing activities	(10)	(254)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,059	2,696
Payments for employee taxes withheld related to vested stock-based awards	(399)	(558)
Payments for reverse capitalization, net of transaction costs	—	(645)
Net cash provided by financing activities	1,660	1,493
Net decrease in cash and cash equivalents	(13,213)	(45,617)
Cash and cash equivalents at the beginning of the period	138,545	198,256
Cash and cash equivalents at the end of the period	$125,332	$152,639

Supplemental cash flow data:
Cash paid during the period for income taxes	$199	$122

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

The Company's principal executive office is located in New York, NY. The Company has three wholly owned subsidiaries, Talkspace LLC, Talkspace Network LLC and Groop Internet Platform LTD. In addition, the Company holds a variable interest in one professional association and eight professional corporations, which have been established pursuant to the requirements of their respective domestic jurisdiction governing the corporate practice of medicine. See Note 10, “Variable Interest Entities,” in the notes to the condensed consolidated financial statements for further details.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The Company’s interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2022, have been applied consistently in these unaudited condensed consolidated financial statements, unless otherwise stated.

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

The following table presents the Company’s revenues from sales to unaffiliated customers disaggregated by revenue source:

Unaudited	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues from sales to unaffiliated customers:
Payor revenue	$22,112	$9,513	$55,462	$25,503
DTE revenue	8,002	7,280	24,717	19,626
Total B2B revenue	30,114	16,793	80,179	45,129
Consumer revenue	8,532	12,539	27,448	44,197
Total revenue	$38,646	$29,332	$107,627	$89,326

Accounts Receivable and Allowance for Credit Losses

Accounts receivables are stated net of credit losses allowance. The Company is exposed to credit losses primarily through its contracts with health insurance plans, employee assistance programs and enterprise clients. The Company’s methodology for estimating credit loss is based on historical collection experience, customer creditworthiness, current and future economic condition and market condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Accounts receivables are written off after all reasonable means to collect the full amount have been exhausted. The allowance for credit losses was immaterial as of September 30, 2023 and December 31, 2022.

Deferred Revenue

The Company records deferred revenues when cash payments from customers are received in advance of the Company's performance obligation to provide services. As of September 30, 2023, deferred revenue related mainly to the Company’s consumer channel. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less. Revenue recognized for the three and nine months ended September 30, 2023, that was included in the deferred revenue balance at the beginning of each reporting period, was approximately $2.3 million and $3.8 million, respectively.

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

The Private Placement Warrants were valued using the Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the implied volatility from the trading prices of the Public Warrants, significant increases (decreases) in this input in isolation would have resulted in a significantly higher (lower) fair value measurement.

The following were the inputs utilized in determining the fair value of the Private Placement Warrants as of September 30, 2023 and 2022:

	September 30,
Unaudited	2023	2022
Dividend yield (1)	0%	0%
Expected volatility (2)	65.90%	102.00%
Risk-free interest rate (3)	4.80%	4.12%
Time to maturity (years)	2.73	3.73

(1) No dividends were paid during the nine months ended September 30, 2023 and 2022.

(2) The expected volatility is based on the volatility implied by backsolving to the Public Warrant price as of the valuation date.

(3) The risk-free interest rate is based on the yield from U.S. Treasury bonds with an equivalent term to the time to maturity of the warrants.

The following table presents the changes in the fair value of warrant liabilities during the three and nine months ended September 30, 2023 and 2022:

	Level 3 Liabilities (unaudited)
	For the Three Months Ended September 30, 2023
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$820	$766	$1,586

	For the Nine Months Ended September 30, 2023
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$939	$647	$1,586

	Level 3 Liabilities (unaudited)
	For the Three Months Ended September 30, 2022
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$5,287	$(1,638)	$3,649

	For the Nine Months Ended September 30, 2022
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$4,070	$(421)	$3,649

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

In December 2022, the Company’s subsidiary Tailwind Merger Sub II, LLC, certain of the Company’s current and former directors and officers, and others were named as defendants in a putative class action complaint filed in the Delaware Court of Chancery under the case caption Valdez v. Braunstein, et al., C.A. No. 2022-1148 (Del. Ch.) (the “Delaware Action”). The Delaware Action asserts claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty relating to the merger with HEIC, among other things, based on many of the same facts at issue in the Securities Action. The complaint seeks, among other things, damages on behalf of putative class members who did not redeem their shares in connection with the Company’s merger with HEIC.

In February 2023, the Company resolved the Securities Action and the Delaware Action through mediation. The settlement resolves these litigations with respect to all named defendants (the "Securities Settlement"). On June 30, 2023, the court entered an order preliminarily approving the Securities Settlement. On October 30, 2023, the court granted final approval to the Securities Settlement in all respects. The defendants have not admitted any liability or wrongdoing in connection with the Securities Settlement and have entered into the Securities Settlement solely to avoid the costs, risks, distraction, and uncertainties of continued litigation of the Securities Action and Delaware Action.

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

In February 2023 the parties reached an agreement in principle to resolve the Derivative Action with respect to all named defendants in exchange for certain changes to the Company’s Corporate Governance environment, including the declassification of the Company’s board of directors, creation of a management-level disclosure committee, enhancements to the responsibilities and duties of the Company’s Audit Committee, the addition of independent directors, enhancements to employee compliance training and retention of an internal controls consultant. In addition, the Company agreed to pay or cause to be paid $550,000 in attorney’s fees and expenses. On May 18, 2023, the parties entered into a Stipulation of Settlement and Release Agreement (the “Stipulation”) that sets forth the terms and conditions for the proposed settlement and dismissal with prejudice of the Derivative Action (the “Derivative Settlement”). On June 30, 2023, the court entered an order preliminarily approving the Stipulation and proposed Derivative Settlement and scheduling a hearing for August 16, 2023 to determine whether to give final approval to the Derivative Settlement. On August 16, 2023, the court granted final approval to the Derivative Settlement in all respects. The defendants have not admitted any liability or wrongdoing in connection with the Derivative Settlement and have entered into the Derivative Settlement solely to avoid the costs, risks, distraction, and uncertainties of continued litigation of the Derivative Action.

In addition to the foregoing, the Company may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. The Company accrues for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and the Company can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses.

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

NOTE 6. CAPITAL STOCK

As of September 30, 2023 and December 31, 2022 there were outstanding 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock at an exercise price of $11.50 per share. As of September 30, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.

NOTE 7. SHARE-BASED COMPENSATION

In June 2021, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”) under which the Company may grant cash and equity incentive awards to officers, employees, directors, consultants and service providers in order to attract, motivate and retain the talent. The 2021 Plan replaced the Company's previous stock compensation plan.

In June 2021, the Company also adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) under which employees of the Company and its participating subsidiaries are provided with the opportunity to purchase Talkspace common stock at a discount through accumulated payroll deductions during successive offering periods. As of September 30, 2023, no employee stock purchases have been made under the 2021 ESPP.

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

The following table sets forth the total stock-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Unaudited	2023	2022	2023	2022
(in thousands)
Research and development, net	$631	$630	$1,851	$1,838
Clinical operations, net	132	113	378	314
Sales and marketing	446	793	1,282	2,386
General and administrative	760	1,643	2,890	4,848
Total stock-based compensation expense	$1,969	$3,179	$6,401	$9,386

NOTE 8. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
Unaudited	2023	2022	2023	2022
(in thousands, except share and per share data)
Net loss	$(4,414)	$(17,983)	$(17,876)	$(61,365)
Weighted-average shares used to compute net loss per share:
Basic and Diluted	166,570,673	158,330,684	164,215,802	156,056,900
Net loss per share:
Basic and Diluted	$(0.03)	$(0.11)	$(0.11)	$(0.39)

For the three and nine months ended September 30, 2023, the following were excluded from the calculation of diluted net loss per share since each would have had an anti-dilutive effect: 11,812,822 vested and non-vested stock options outstanding, 9,609,252 non-vested and outstanding restricted stock units, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock.

For the three and nine months ended September 30, 2022, the following were excluded from the calculation of diluted income per share since each would have had an anti-dilutive effect: 17,746,401 vested and non-vested stock options outstanding, 6,670,934 non-vested and outstanding restricted stock units, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock.

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents the amounts included within accrued expenses and other current liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
(in thousands)	Unaudited
Employee compensation	$5,258	$5,290
User acquisition	1,660	2,256
Professional fees	693	543
Litigation costs	118	5,500
Other	2,988	2,913
Accrued expenses and other current liabilities	$10,717	$16,502

NOTE 10. VARIABLE INTEREST ENTITIES ("VIEs")

The Company holds a variable interest in Talkspace Provider Network, PA (“TPN”) and eight affiliated professional corporations (“PC entities”). TPN and the PC entities are VIEs. Under the provisions of ASC 810, “Consolidation”, an entity consolidates a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company has determined that it is able to direct the activities of TPN and the PC entities that most significantly impact their economic performance and it funds and absorbs all losses of these VIEs resulting in the Company being the primary beneficiary of these entities. Accordingly, the Company consolidates these VIEs.

The following table details the assets and liabilities of the Company's consolidated VIEs as of September 30, 2023 and December 31, 2022. The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

(in thousands)	September 30, 2023	December 31, 2022
ASSETS	Unaudited
Cash and cash equivalents	$343	$883
Accounts receivable	1,471	1,716
Other assets	8,203	4,813
Total Assets	$10,017	$7,412
LIABILITIES
Accrued expenses and other current liabilities	3,117	3,758
Total Liabilities	$3,117	$3,758

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

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the three and nine months ended September 30, 2023 and 2022.

Overview

Talkspace is a healthcare company offering its members convenient and affordable access to a fully-credentialed network of highly qualified providers. We are a leading virtual behavioral health company and, since Talkspace’s founding, we have connected millions of patients with licensed mental health providers across a wide and growing spectrum of care through virtual counseling, psychotherapy and psychiatry. We created a purpose-built platform to address the vast, unmet and growing demand for mental health services of our members, serving our business-to-business (“B2B”) channel, comprised of large health plans and employee assistance programs (“Payors”) such as Aetna, Cigna, Premera and Optum and large enterprise clients (“DTE”) such as Google and the University of Kentucky, (collectively, our “clients”), who offer their insured members and employees access to our platform at in-network reimbursement rates, or while their employer is under an active contract with Talkspace, where applicable, and our business-to-consumer (“Consumer”) channel, comprised of individual consumers who subscribe directly to our platform.

As of September 30, 2023, we had approximately 113 million B2B eligible lives and approximately 13,300 consumer active members compared to 86 million B2B eligible lives and 17,900 consumer active members as of September 30, 2022. For the three and nine months ended September 30, 2023, our clinicians completed 228,600 and 600,800 B2B sessions, respectively, related to members covered under our health plan clients, as compared to 111,400 and 298,000 completed B2B sessions for the three and nine months ended September 30, 2022. Please refer to the “Key Business Metrics” section below for a description of active members and B2B eligible lives.

Principal External Factors that Affect our Business

We are subject to a number of external factors that may adversely affect our business and the price of our securities. These factors, and other factors, are discussed below and under the heading “Forward-Looking Statements,” and in Part I—Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and in Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023.

In Part I—Item 1A—Risk Factors—General Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, we discussed how general worldwide economic conditions, uncertainty and downturns could disproportionately affect the demand for our solution and negatively impact our results of operations. The demand for our service is dependent on the general economy, which is in turn affected by geopolitical conditions and the stability of the global credit markets. The ongoing and potential future impacts of escalating global conflicts, including those between Russia and Ukraine and in the Middle East, has heightened global economic and geopolitical uncertainty.

While we have a small back-office presence in Israel, none of our global operations are dependent on those operations and we can use other locations and employees to fully supplement the work conducted in Israel. Any impact of this conflict on our business is limited to the conflict’s impact on global economic conditions.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

Unaudited	Nine Months Ended September 30,
(in thousands except number of health plan and enterprise clients or otherwise indicated)	2023	2022
Number of B2B eligible lives at period end (in millions)	113	86
Number of completed B2B sessions during the period	600.8	298.0
Number of health plan clients at period end	21	17
Number of enterprise clients at period end	212	215
Number of Consumer active members at period end	13.3	17.9

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

Components of Results of Operations

Revenues

We contract with health insurance plans, employee assistance organizations and enterprises to provide services to individuals who are qualified to receive access to the Company’s services through the Company’s commercial arrangements. We generate revenues from payments from insured members and claims paid by their respective insurance companies and from contracted platform access fees paid to us by our enterprise clients for the delivery of therapy services to their members or employees. We recognize revenues from services provided to insured members at a point in time, as virtual therapy or psychiatry session is rendered. We recognize revenue from our enterprise clients ratably over the contractual term based primarily on a per-member-per-month access fee model.

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

Taxes on income

Immaterial taxes on income consists primarily of foreign income taxes related to income generated by our subsidiary organized under the laws of Israel.

We have a full valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income in the United States.

Results of Operations

The following table presents our results of operations for the three and nine months ended September 30, 2023 and 2022 and the dollar and percentage change between the respective periods:

(in thousands, except percentages)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
Unaudited	2023	2022	$	%	2023	2022	$	%
Revenue:
Payor revenue	$22,112	$9,513	12,599	132.4	$55,462	$25,503	29,959	117.5
DTE revenue	8,002	7,280	722	9.9	24,717	19,626	5,091	25.9
Total B2B revenue	30,114	16,793	13,321	79.3	80,179	45,129	35,050	77.7
Consumer revenue	8,532	12,539	(4,007)	(32.0)	27,448	44,197	(16,749)	(37.9)
Total revenue	38,646	29,332	9,314	31.8	107,627	89,326	18,301	20.5
Cost of revenue	19,797	14,737	5,060	34.3	54,218	45,163	9,055	20.0
Gross profit	18,849	14,595	4,254	29.1	53,409	44,163	9,246	20.9
Operating expenses:
Research and development, net	4,180	6,073	(1,893)	(31.2)	13,704	16,869	(3,165)	(18.8)
Clinical operations, net	1,405	2,387	(982)	(41.1)	4,681	6,257	(1,576)	(25.2)
Sales and marketing	13,184	18,511	(5,327)	(28.8)	39,698	60,098	(20,400)	(33.9)
General and administrative	5,259	7,475	(2,216)	(29.6)	15,952	23,066	(7,114)	(30.8)
Total operating expenses	24,028	34,446	(10,418)	(30.2)	74,035	106,290	(32,255)	(30.3)
Operating loss	(5,179)	(19,851)	14,672	73.9	(20,626)	(62,127)	41,501	66.8
Financial (income), net	(779)	(1,885)	1,106	(58.7)	(2,915)	(889)	(2,026)	227.9
Loss before taxes on income	(4,400)	(17,966)	13,566	75.5	(17,711)	(61,238)	43,527	71.1
Taxes on income	14	17	(3)	(17.6)	165	127	38	29.9
Net loss	$(4,414)	$(17,983)	$13,569	75.5	$(17,876)	$(61,365)	$43,489	70.9

Revenues. Revenues increased by $9.3 million, or 31.8% to $38.6 million for the three months ended September 30, 2023 from $29.3 million for the three months ended September 30, 2022. The increase was principally due to a 79.3% growth in B2B revenue driven by a higher number of completed B2B sessions and an increase in covered lives from health plan clients ("Payors"), partially offset by a 32.0% decline in consumer subscription revenue. Revenue from our health plan clients increased by $12.6 million, or 132.4%, to $22.1 million for the three months ended September 30, 2023 from $9.5 million for the three months ended September 30, 2022. DTE revenue increased by $0.7 million, or 9.9% to $8.0 million for the three months ended September 30, 2023 from $7.3 million for the three months ended September 30, 2022. Consumer subscriptions revenue decreased by $4.0 million, or 32.0%, to $8.5 million for the three months ended September 30, 2023 from $12.5 million for the three months ended September 30, 2022, due to the Company's intentional and strategic decision to reduce marketing spend related to this service.

Revenues increased by $18.3 million, or 20.5% to $107.6 million for the nine months ended September 30, 2023 from $89.3 million for the nine months ended September 30, 2022. The increase was principally due to a 77.7% growth in B2B revenue driven by a higher number of completed B2B sessions and an increase in covered lives from Payors, partially offset by a 37.9% decline in consumer subscription revenue. Revenue from our health plan clients increased by $30.0 million, or 117.5%, to $55.5 million for the nine months ended September 30, 2023 from $25.5 million for the nine months ended September 30, 2022. DTE revenue increased by $5.1 million, or 25.9% to $24.7 million for the nine months ended September 30, 2023 from $19.6 million for the nine months ended September 30, 2022. Consumer subscriptions revenue decreased by $16.7 million, or 37.9%, to $27.4 million for the nine months ended September 30, 2023 from $44.2 million for the nine months ended September 30, 2022, due to the Company's intentional and strategic decision to reduce marketing spend related to this service.

Costs of revenues. Cost of revenues increased by $5.1 million, or 34.3%, to $19.8 million for the three months ended September 30, 2023 from $14.7 million for the three months ended September 30, 2022, and increased by $9.1 million, or 20.0%, to $54.2 million for the nine months ended September 30, 2023 from $45.2 million for the nine months ended September 30, 2022. The increase in cost of revenues for the three and nine months ended September 30, 2023, was primarily due to increased hours worked by therapists to meet strong customer engagement.

Gross profit. Gross profit increased by $4.3 million, or 29.1%, to $18.8 million for the three months ended September 30, 2023 from $14.6 million for the three months ended September 30, 2022. Gross profit increased by $9.2 million, or 20.9%, to $53.4 million for the nine months ended September 30, 2023 from $44.2 million for the nine months ended September 30, 2022. The increase in gross profit for the three months ended September 30, 2023 was primarily driven by an increase in B2B revenues. The increase in gross profit for the nine months ended September 30, 2023 was primarily driven by an increase in B2B revenues and higher provider network productivity.

Gross margin was 48.8% for the three months ended September 30, 2023, compared to 49.8% during the three months ended September 30, 2022. Gross margin was 49.6% for the nine months ended September 30, 2023, compared to 49.4% during the nine months ended September 30, 2022. The decrease in gross margin for the three months ended September 30, 2023 was primarily driven by a shift in revenue mix towards Payor. The increase in gross margin for the nine months ended September 30, 2023 was primarily due to higher B2B revenues, partially offset by a shift in revenue mix towards payor revenue.

Operating expenses

Overall, our operating expenses for the three and nine months ended September 30, 2023 have decreased due to our efficiency initiatives in order to optimize for profitability.

Research and development expenses. Research and development expenses decreased by $1.9 million, or 31.2% to $4.2 million for the three months ended September 30, 2023 from $6.1 million for the three months ended September 30, 2022, and decreased by $3.2 million, or 18.8% to $13.7 million for the nine months ended September 30, 2023 from $16.9 million for the nine months ended September 30, 2022. The decrease in research and development expenses for the three and nine months ended September 30, 2023 was primarily due to a decrease in employee-related costs, inclusive of non-cash stock compensation expense.

Clinical operations expenses. Clinical operations expenses decreased by $1.0 million, or 41.1% to $1.4 million for the three months ended September 30, 2023 from $2.4 million for the three months ended September 30, 2022, and decreased by $1.6 million, or 25.2% to $4.7 million for the nine months ended September 30, 2023 from $6.3 million for the nine months ended September 30, 2022. The decrease in clinical operations expenses for the three months ended September 30, 2023 was primarily due to lower provider recruitment costs and employee-related costs, inclusive of non-cash stock compensation expense. The decrease in clinical operations expenses for the nine months ended September 30, 2023 was primarily due to lower provider recruitment costs.

Sales and marketing expenses. Sales and marketing expenses decreased by $5.3 million, or 28.8%, to $13.2 million for the three months ended September 30, 2023 from $18.5 million for the three months ended September 30, 2022, and decreased by $20.4 million, or 33.9%, to $39.7 million for the nine months ended September 30, 2023 from $60.1 million for the nine months ended September 30, 2022. The decrease in sales and marketing expenses for the three and nine months ended September 30, 2023 was primarily driven by a decrease in direct marketing and promotional costs, subcontractor costs and employee-related costs, inclusive of non-cash stock compensation expense.

General and administrative expenses. General and administrative expenses decreased by $2.2 million, or 29.6%, to $5.3 million for the three months ended September 30, 2023 from $7.5 million for the three months ended September 30, 2022, and decreased by $7.1 million, or 30.8%, to $16.0 million for the nine months ended September 30, 2023 from $23.1 million for the nine months ended September 30, 2022. The decrease in general and administrative expenses for the three and nine months ended September 30, 2023 was primarily due to a decrease in professional fees, subcontractor costs and employee-related costs, inclusive of non-cash stock compensation expense.

Financial income, net. Financial income, net was $0.8 million for the three months ended September 30, 2023, compared to financial income, net of $1.9 million for the three months ended September 30, 2022. For the three months ended September 30, 2023 financial income, net was primarily driven by interest income earned on our money market accounts of $1.6 million partially offset by $0.8 million in non-cash losses resulting from the remeasurement of warrant liabilities. For the three months ended September 30, 2022 financial income, net primarily consisted of $1.6 million in non-cash gains resulting from the remeasurement of warrant liabilities and interest income earned on our money market accounts of $0.3 million.

Financial income, net was $2.9 million for the nine months ended September 30, 2023, compared to financial income, net of $0.9 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023 financial income, net was primarily driven by interest income earned on our money market accounts of $3.7 million partially offset by $0.6 million in non-cash losses resulting from the remeasurement of warrant liabilities. For the nine months ended September 30, 2022 financial income, net was primarily driven by $0.4 million of non-cash gains resulting from the remeasurement of warrant liabilities and interest income earned on our money market accounts of $0.4 million.

Taxes on income. Immaterial taxes on income consists primarily of foreign income taxes related to income generated by our subsidiary organized under the laws of Israel.

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

We calculate adjusted EBITDA as net loss income adjusted to exclude (i) depreciation and amortization, (ii) interest and other expenses (income), net, (iii) tax benefit and expense, (iv) stock-based compensation expense, (v) and certain non-recurring expenses, where applicable.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Unaudited	2023	2022	2023	2022
(in thousands)
Net loss	$(4,414)	$(17,983)	$(17,876)	$(61,365)
Add:
Depreciation and amortization	305	309	913	1,006
Financial (income), net (1)	(779)	(1,885)	(2,915)	(889)
Taxes on income	14	17	165	127
Stock-based compensation	1,969	3,179	6,401	9,386
Non-recurring expenses (2)	105	900	89	900
Adjusted EBITDA	$(2,800)	$(15,463)	$(13,223)	$(50,835)

1) For the three months ended September 30, 2023, financial (income), net, primarily consisted of $1.6 million of interest income from our money market accounts partially offset by $0.8 million in losses resulting from the remeasurement of warrant liabilities. For the nine months ended September 30, 2023, financial (income), net, primarily consisted of $3.7 million of interest income from our money market accounts partially offset by $0.6 million in losses resulting from the remeasurement of warrant liabilities. For the three and nine months ended September 30, 2022, financial (income) net, primarily consisted of $1.6 million and $0.4 million, respectively, in gains resulting from the remeasurement of warrant liabilities.

2) For the three and nine months ended September 30, 2023, non-recurring expenses primarily consisted of $0.1 million in losses resulting from the disposition of fixed assets. For the three and nine months ended September 30, 2022, non-recurring expenses consisted of $0.6 million in legal fees and $0.3 million in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2023, we had $125.3 million of cash and cash equivalents ($138.5 million as of December 31, 2022), which we use to finance our operations and support a variety of growth initiatives and investments. We had no debt as of September 30, 2023.

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

We currently anticipate to be able to fund our cash needs for at least the next 12 months and thereafter for the foreseeable future using available cash and cash equivalent balances as of September 30, 2023. However, in the future we may require additional capital to respond to technological advancements, competitive dynamics, customer demands, business and investment opportunities, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we cannot raise capital when needed, we may be forced to undertake asset sales or similar measures to ensure adequate liquidity.

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary condensed consolidated cash flow information for the periods presented:

Cash Flows

Unaudited	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(14,863)	$(46,856)
Net cash used in investing activities	(10)	(254)
Net cash provided by financing activities	1,660	1,493
Net decrease in cash and cash equivalents	$(13,213)	$(45,617)

Operating Activities

The decrease in net cash used in operating activities was primarily driven by a lower net loss for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, partially offset by unfavorable timing of payments of account payables and accrued expenses.

Investing Activities

The decrease in net cash used in investing activities was driven primarily by a decrease in the purchases of computer equipment and software.

Financing Activities

The increase in net cash provided by financing activities was approximately $0.2 million for the nine months ended September 30, 2023.

Contractual Obligations, Commitments and Contingencies

As of September 30, 2023, we did not have any short-term or long-term debt, or significant long-term liabilities. As of September 30, 2023, we have a non-material long-term operating lease for our office space in New York, NY.

The Company reached settlements for certain class action lawsuits in February 2023 ending ongoing litigation, see Note 5, “Commitments and Contingent Liabilities” in the notes to the condensed consolidated financial statements for further details. In addition, we may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. Should any of our estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows. See Note 5, “Commitments and Contingent Liabilities” in the notes to the condensed consolidated financial statements for further details.

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

During the nine months ended September 30, 2023, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2023, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

In connection with the preparation of this report, an evaluation was carried out under the supervision, and with the participation of, our management including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Act”)) as of September 30, 2023. Based upon the evaluation and although management has made significant progress in the design and implementation of IT and business process controls, our CEO and CFO concluded our disclosure controls and procedures are not effective as of such date solely due to material weaknesses in internal controls over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and are discussed below.

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

Changes in Internal Control Over Financial Reporting

Other than changes made to remediate the material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2023 which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In order to enhance the Company’s internal control over financial reporting, during the nine months ended September 30, 2023, management has (a) hired additional personnel with appropriate technical skill sets, (b) developed an execution plan and engaged resources to test controls and provide timely feedback of any deficiencies noted, (c) provided training to the organization to support ongoing execution of internal controls and adherence to control activities, and (d) implemented status reporting to leadership on the progress of the assessment of the design and operating effectiveness of internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company reached settlements for certain class action lawsuits in February 2023 ending ongoing litigation. These settlements have been approved or are in the process of being approved by the court. The Company has not admitted any liability or wrongdoing in connection with these settlements and has entered into these settlements solely to avoid the costs, risks, distraction, and uncertainties of continued litigation. See Note 5, “Commitments and Contingent Liabilities” in the notes to the condensed consolidated financial statements for further details.

In addition to the foregoing, the Company may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. The Company accrues for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and the Company can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses.

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. During the nine months ended September 30, 2023, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Talkspace, Inc.

Date: November 7, 2023	By:	/s/ Jon Cohen
Jon Cohen
Chief Executive Officer

Date: November 7, 2023	By:	/s/ Jennifer Fulk
Jennifer Fulk
Chief Financial Officer