Form 10-K
period 2023-12-31
Talkspace, Inc.
filed 2024-03-13
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting common stock held by non-affiliates of the Company on June 30, 2023 was $181.8 million based on the per share closing price of the Company's common stock on June 30, 2023 of $1.27.

The number of shares of common stock outstanding on March 12, 2024 was 168,903,571.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A is incorporated into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

Talkspace was originally incorporated as Hudson Executive Investment Corp. (“HEC”), a special purpose acquisition company, for the purpose of entering into a business combination with one or more businesses or entities. On January 12, 2021, HEC, entered into an Agreement and Plan of Merger, dated as of January 12, 2021 (the “Merger Agreement”), with Groop Internet Platform, Inc. (“Old Talkspace”), Tailwind Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of HEC (“First Merger Sub”), and Tailwind Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”). On June 22, 2021, as contemplated by the Merger Agreement, First Merger Sub merged with and into Old Talkspace (the “First Merger”) with Old Talkspace surviving the First Merger, and immediately following the First Merger and as part of the same overall transaction as the First Merger, Old Talkspace merged with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of HEC. The Company refers to this transaction as the Business Combination. In connection with the Business Combination, HEC filed the Certificate of Incorporation and changed its name to “Talkspace, Inc.”

Through our platform, we serve our payor clients ("Payor"), comprised of health plans and employee assistance programs such as Aetna, Cigna, and Optum, who offer their insured members access to our platform at in-network reimbursement rates, our Direct-to-Enterprise clients ("DTE"), comprised of enterprises such as Google and the University of Kentucky who offer their enterprise members access to our platform while their enterprise is under an active contract with Talkspace, and individual subscribers ("Consumer") who subscribe directly to our platform; (collectively, our "clients").

Through our psychotherapy offerings, our licensed therapists and counselors treat mental health conditions in over 21 specializations, such as depression, anxiety, trauma and other fields of human challenges. Through our psychiatry offerings, our board-certified psychiatrists and prescription-eligible nurse practitioners treat a higher acuity patient demographic, including those who may have pharmacological needs. Our psychiatry clinicians, may in their discretion, refer the member to a primary care provider or face-to-face psychiatrist if the clinical need arises, including to address potential needs for “controlled substances.” Talkspace does not prescribe controlled substances in accordance with the Drug Enforcement Administration (“DEA”) Ryan Haight Act.

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

Our network has the power to deliver an enhanced care journey, higher member lifetime engagement and meaningful outcomes for our clients, as well as generally greater margins when compared to face-to-face treatment. In pursuing our mission of helping people everywhere to heal, we aim to provide our members with high-quality behavioral healthcare via coverage through a health plan, employee access program, or enterprise benefit or whether they are paying for the service directly.

For the year ended December 31, 2023 our revenues were $150.0 million compared to $119.6 million for the year ended December 31, 2022. As of December 31, 2023, we had approximately 131 million eligible lives through our Payor and DTE clients and approximately 11,700 Consumer active members compared to 92 million eligible lives and 15,400 Consumer active members as of December 31, 2022. Completed sessions for members covered under our Payor clients during the year ended December 31, 2023 were approximately 850,600 compared to 426,400 completed sessions for the year ended December 31, 2022.

Our Offerings

By seeking to eliminate barriers in accessing and utilizing mental healthcare and offering providers technology-enabled tools to provide high-quality clinical care with a data-driven approach to treatment, we offer our members a robust ecosystem for end-to-end behavioral healthcare. Our offerings include psychotherapy and psychiatry services.

Psychotherapy: In psychotherapy, or “talk therapy,” members work with a licensed therapist or counselor to treat specific mental health conditions like depression or anxiety, trauma and other human challenges, including by developing positive thinking and coping skills. We offer text, audio and video-based psychotherapy from licensed therapists.

Psychiatry: In psychiatry, members receive personalized, expert care from a prescriber who specializes in mental healthcare and prescription management. Typical packages include one initial video consultation, with follow-up video appointments as needed. Like the traditional face-to-face model, Talkspace providers can prescribe medication they deem necessary up and until the point, that in the providers discretion, the member requires a face-to-face provider for potential need of those prescriptions labeled a “controlled substance” under the federal Controlled Substances Act. Our psychiatry services are comprised of board-certified psychiatrists, as well as prescription-eligible nurse practitioners who may supplement the psychiatrist in follow-up visits and act in a medication management capacity.

Our Customers

In pursuit of our mission to expand access to all individuals in need of behavioral services, we strive to deliver effective care to a broad range of customers.

Through Talkspace Behavioral Health plan ("BH") and Talkspace Employee Assistance Program ("EAP) or Payor, we contract with a number of U.S. health plans to provide online therapy to insured members. Through Talkspace for Business or DTE, enterprise members access our platform services on a benefit plan paid by their enterprise.

•
Payor clients: Through our BH offering, our members receive care directly covered through their individual health plan where our providers are considered in-network. Through our EAP offering, we contract with major Payor clients who are contracted with enterprises to deliver care. Through this solution, we are able to provide therapy and psychiatry services to our clients’ members, who then pay a flat rate per session or interaction, of which we receive a portion of the fee. A representative sample of our health plan clients include Aetna, Cigna and Optum.
•
DTE clients: Through our DTE offering, we contract directly with enterprises to provide their enterprise members unlimited synchronous and asynchronous care primarily on a per-member-per-month (“PMPM”) basis. Enterprises can include employers, academic organizations, higher education, and government entities. Through our contracts we provide mental health solutions to enterprise members which includes employees, teens, students and student athletes. A representative sample of our enterprise clients include Google, the University of Kentucky and the New York City Department of Health and Mental Hygiene.

As of December 31, 2023, we had approximately 131 million eligible lives within our Payor and DTE clients. See Note 2, “Summary of Significant Accounting Policies and Estimates” in the notes to the consolidated financial statements for more details on the Company's contractual agreements.

Within our Consumer members, we serve a diverse customer base, with members from all socioeconomic backgrounds, ages, genders, ethnicities, geographies and income level. Further, with both psychotherapy and psychiatry professionals, along with a comprehensive suite of self-help tools, our platform is designed to address the needs of members across a broad range of acuities. As of December 31, 2023, we had approximately 11,700 Consumer active members located across all 50 U.S. states and select international markets. Consumer active members may cancel their subscription at any time and will receive a pro-rata refund for the subscription price.

Technology Platform

We believe that virtual therapy offers an attractive opportunity to improve behavioral health through data science and machine learning. Through digital phenotyping and predictive modeling, the data imprint left by interactions on our platform opens a new, quantitative viewpoint into the behavioral condition of our members. By securely leveraging our unique dataset to identify patterns, which is augmented by advanced, data-driven tools to personalize care, we believe we are able to optimize clinical outcomes. We have designed our technology platform and information practices to achieve and maintain compliance with HIPAA and other legal requirements regarding the confidentiality of patient information. We maintain a written privacy and information security management program, led by designated subject matter experts, in order to (i) limit how we use and disclose protected health information of the members who utilize our technology platform or therapeutic services, (ii) implement reasonable administrative, physical, and technical safeguards to protect such information from misuse or cyber-attacks, and (iii) assist our customers with certain duties such as access to information under the privacy standards, among other program elements. We require our agents and subcontractors who have access to such information to enter into written agreements that require them to meet the same standards for security and privacy. We obtain third-party examinations of our controls relating to security and data privacy. In particular, we regularly obtain a Type II Service Organization Control SOC 2 report (Reporting on Controls at a Service Organization relevant to security, availability and privacy). We also retain outside consultants to regularly assess our vulnerability through penetration testing and analysis of our compliance with the HIPAA Security Rule.

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

Robust data ecosystem: We have a closed-loop data ecosystem providing a multi-dimensional view of the individuals who seek treatment on our platform. This data provides a holistic picture of each user – the problems they manifest, diagnoses, treatment plans, medical history, personal history, and clinical outcomes. Our data contains over 7.2 billion words sent by millions of users over 127 million anonymized messages. We have approximately 5 million completed psychological assessments. Our data contains information about members collected by therapists, including approximately 1 million diagnoses and over 2.8 million progress and psychotherapy notes. Our data also contains information about therapists reported by members, including over 2.1 million therapist ratings. We believe the size and depth of our clinical data is vast relative to the industry and is a differentiating element of our digitally-native modality.

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

Competition

We view as competitors those companies whose primary business is developing and marketing telehealth and virtual behavioral health platforms and services. Competition focuses on, among other factors, technology, breadth and depth of functionality, range of associated services, operational experience, customer support, extent of client and member bases, and reputation. Our key competitors in the telehealth and teletherapy markets are American Well Corporation, Teladoc, Lyra Health and Spring Health, among other small industry participants.

In addition, large, well-financed health systems and health plans have in some cases developed their own virtual behavioral health tools and may provide these solutions to their consumers at discounted prices. In the future we may face competition from large technology companies, such as Apple, Amazon, Meta, Verizon, or Microsoft, who may wish to develop their own virtual behavioral health solutions, as well as from large retailers like Amazon or Walmart. We believe that the breadth of our existing client and member bases, the depth of our technology platform, and our business-to-business focus on promoting existing healthcare brands and integrating freely with multiple platforms increases the likelihood that stakeholders seeking to develop virtual behavioral healthcare solutions will choose instead to collaborate with Talkspace.

Therapists, Physicians and Healthcare Professionals

In the second quarter of 2022, we completed the transition of our structure with respect to our relationships with healthcare providers, transitioning to a structure where Talkspace LLC, our wholly-owned subsidiary, has entered into various agreements with Talkspace Provider Network, PA ("TPN"), a Texas professional association entity, which in turn contracts with our other affiliated professional entities ("PC entities"), physicians, therapists, and other licensed professionals for clinical and professional services provided to our members. As part of this transition, Talkspace LLC is party to various Management Services Agreements (“MSAs”) with TPN and the PC entities. Pursuant to the MSAs, Talkspace LLC is the managing entity (the “Manager”) and provides management and administrative resources and services essential to the operations of these entities and receives a management fee for these services and reimbursement of expenses incurred. TPN and the PC entities in turn have the obligation under the MSAs to engage all licensed physicians and other health professionals to provide behavioral healthcare services to our members.

The transition to a structure where we operate under various MSAs with professional associations and professional corporations authorized by state law to contract with affiliated professionals to delivery teletherapy services to its members helps ensure we are able to comply with all applicable regulatory requirements, including the corporate practice of medicine and fee-splitting laws, that are necessarily implicated by engaging in telehealth care that can only be delivered by physicians. The Company is continuing to transition its current agreements with its clients, members and other business partners to TPN and/or the PC entities, where applicable.

See Note 12, “Variable Interest Entities” in the notes to the consolidated financial statements for further details.

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

The Company views full-time employees and independently contracted providers as its total workforce, and each are eligible for the various formal and informal programs and resources to support, recruit, train and retain its workforce. The Company's human capital network includes, but is not limited to, employee and independently contracted providers (licensed therapists, psychologists, psychiatrists), as well as employees in various support functions throughout the Company. The human capital needs and strategy of our business is overseen by the Company's Board of Directors and Chief Executive Officer and supported by the Company’s Human Resources Department, which reports directly to the Chief Executive Officer.

As of December 31, 2023, we had 472 employees comprised of 252 providers and 220 professionals supporting the accounting, finance, technology, sales, marketing and other support functions and 5,235 independently contracted providers. With providers comprising a considerable segment of the Company’s workforce, they are a significant human capital resource for the Company, and, accordingly, we view their recruitment, retention, compensation and productivity as important to the success of the Company.

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

Compensation and Benefits

The Company is committed to hiring the most qualified candidates to fill open positions. Whenever appropriate and possible, open positions are filled with internal candidates to help team members in their career development and enrich a culture of growth. Compensation and benefits programs are focused on attracting, retaining and motivating the top talent necessary to achieve the Company’s mission in ways that reflect its diverse workforce’s needs and priorities. In addition to competitive salaries, the Company and its businesses have established short and long-term incentive programs including stock-based compensation awards and cash-based performance bonus awards, which are designed to motivate and reward performance against key business objectives and facilitate retention. Performance bonus allocations are provided based on the organization meeting its financial goals, the employee achieving goals set by their supervisor, and per the employment agreements and/or any other written agreement. In addition, the Company provides retirement benefits and other comprehensive benefit options to meet the needs of its employees, including healthcare benefits, tax advantaged savings vehicles, life and disability insurance, paid time off, flexible working arrangements, generous parental leave policies and access to wellness programs.

Training and Development

Our growth mindset culture begins with valuing learning over knowing – seeking out new ideas, driving innovation, embracing challenges, learning from failure, and improving over time. The Company strives to provide mentorship and career development to existing employees to help everyone on the team reach their full potential and employees are encouraged to reach out to their supervisors if further development training is needed. In addition, the Company provides ongoing training in areas related to HIPAA, Cybersecurity, Security and Privacy Controls, Fraud Waste, and Abuse and Anti-Harassment and Discrimination training, among others.

U.S. Government Regulation

Our operations are subject to comprehensive United States federal, state and local and international regulation in the jurisdictions in which we do business. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve and can become more restrictive, and we therefore devote significant resources to monitoring developments in healthcare and medical practice regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In some jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of formal judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that impacts our operations.

For an additional discussion of our regulatory environment, see “Risk Factors—Risk Related to Our Legal and Regulatory Environment” included in Part I, Item 1A of this Annual Report on Form 10-K.

Telehealth and Teletherapy Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

The practice of medicine, including the provision of therapy services, is subject to various federal, state and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the adequacy of medical care, the practice of medicine and licensed professional services (including the provision of remote care), equipment, personnel, operating policies and procedures and the prerequisites for the prescription of medication and ordering of tests. The application of some of these laws to telehealth and teletherapy is unclear and subject to differing interpretations.

Physicians, therapists and other licensed professionals who provide professional medical and therapy services to a patient via telehealth and teletherapy must, in most instances, hold a valid license to practice medicine or another licensed profession in the state in which the patient is located. We have established systems for ensuring that our affiliated professionals are appropriately licensed under applicable state law and that their provision of telehealth and teletherapy to our members occurs in each instance in compliance with applicable rules governing telehealth and teletherapy. Failure to comply with these laws and regulations could result in licensure actions against the professionals, our services being found to be non-reimbursable, or prior payments being subject to recoupments and can give rise to civil, criminal or administrative penalties.

Corporate Practice of Medicine Laws in the U.S.; Fee Splitting

We contract with physicians or physician owned professional associations, professional corporations and therapists to provide access to our platform and to provide therapy to their patients. We have entered into MSAs with TPN and the PC entities pursuant to which we provide billing, scheduling and a wide range of other administrative and management services in exchange for management and other service fees. These contractual relationships are subject to various state laws that prohibit fee splitting or the corporate practice of medicine or professional services by lay entities or persons and that are intended to prevent unlicensed persons from interfering with or influencing a physician’s or another licensed professional’s clinical judgment. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine and other licensed profession restrictions of certain states, decisions and activities such as contracting, setting rates and the hiring and management of personnel may implicate the restrictions on the corporate practice of medicine or other licensed profession.

State corporate practice of medicine or other licensed professions and fee splitting laws and rules vary from state to state. In addition, these requirements are subject to broad interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our engagement of a provider licensed in the state or the provision of telehealth and teletherapy to a resident of the state. Thus, regulatory authorities or other parties, including our providers, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or a licensed profession or that our contractual arrangements with affiliated providers constitute unlawful fee splitting. In such event, failure to comply could lead to adverse judicial or administrative action against us and/or our affiliated providers, civil, criminal or administrative penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our providers that interfere with our business, and other materially adverse consequences.

U.S. Federal and State Fraud and Abuse Laws

Although our services are not currently reimbursed by government healthcare programs such as Medicare or Medicaid, any future reimbursement from federal and/or state healthcare programs could expose our business to broadly applicable fraud and abuse laws and other healthcare laws and regulations that would regulate the business. Applicable and potentially applicable U.S. federal and state healthcare laws and regulations include, but are not limited to, those discussed below.

Federal Stark Law

If in the future some of our revenues come from federal healthcare programs, we will be subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” such as laboratory and other diagnostic services and prescription drugs that are furnished at an entity if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $26,125 per claim submitted and twice the value of each such service and exclusion from the federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the federal False Claims Act (“FCA”). The statute also provides for a penalty of up to $174,172 for a circumvention scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law, can be considered a violation of the FCA (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law for TPN, the PC entities or our affiliated physicians could have a material adverse effect on our business, financial condition and results of operations.

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

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the FCA. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for an FCA action, even if the claim was originally submitted appropriately. Penalties for FCA violations include fines ranging from $13,508 to $27,018 for each false claim, plus up to three times the amount of damages sustained by the federal government. An FCA violation may provide the basis for exclusion from the federally funded healthcare programs.

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

Other Healthcare Laws

FCA established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payers of healthcare services. Under FCA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from government sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme or device or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payers as the federal False Claims Act covers in connection with governmental health programs. In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of copayments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Furthermore, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts, and statutory or common law fraud.

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

Violations of HIPAA may result in civil and criminal penalties. However, a single breach incident can result in violations of multiple standards. Our management responsibilities to TPN and the PC entities include assisting it with its obligations under HIPAA’s breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured protected health information (“PHI”), which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to the U.S. Department of Health and Human Services (“HHS”) and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. HIPAA also requires a business associate to notify its covered entity clients of breaches by the business associate.

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

In addition to HIPAA and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security acts or practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting. The FTC and states’ attorneys general have brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and similar state laws. Further, the California Consumer Protection Act of 2018 (the “CCPA”), which took effect in 2020 and to which we are subject, imposes obligations and restrictions on businesses regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents, such as affording them the right to access and delete their personal information and to opt out of certain sharing of personal information. Additionally, the California Privacy Rights Act (“CPRA”), which came into effect on January 1, 2023, significantly amends and expands the CCPA, including by providing consumers with additional rights with respect to their personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

Laws similar to the CCPA and CPRA have passed in Virginia, Colorado, Connecticut, Utah and Washington and are expected in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.

In recent years, there have been a number of well publicized data breaches involving the improper use and disclosure of personal information and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials and providing credit monitoring services and/or other relevant services to impacted individuals. In addition, under HIPAA, breach notification laws and pursuant to the related contracts that we enter into with our clients who are covered entities, we must report breaches of unsecured PHI to our clients following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

Intellectual Property

It is important to our business that we establish, protect and enforce our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws as well as confidentiality procedures, contractual provisions and other legal rights to establish and enforce our brand, proprietary technology and other intellectual property rights.

Through March 13, 2024, the Company has been approved for one patent related to “System and Method in Monitoring Engagement” which relates to the tracking of therapeutic progress between therapist and client. We also have one patent that is pending and several other conditional applications in the United States. We intend to continue to apply for additional patents relating to our software and technology. We cannot assure whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims.

We own and use trademarks and service marks on or in connection with our business and services, including both unregistered marks and registered trademarks in the United States. In addition, we rely on other forms of intellectual property protection including trade secrets, know-how and other unpatented proprietary processes, in each case in support of our business. We make efforts to maintain and protect our intellectual property and the proprietary aspects of our products and technologies, including through the use of nondisclosure agreements and the monitoring of our competitors. Although we take steps to protect our trade secrets and know-how, third parties may independently develop or otherwise gain access to our trade secrets and know-how by lawful means. We require our employees, consultants and certain of our contractors to execute confidentiality agreements in connection with their employment or consulting relationships with us but these agreements may not provide meaningful protection, and we cannot guarantee that we have executed such agreements with all applicable counterparties. Furthermore, these agreements may be breached, and we may not have an adequate remedy for any such breach. We also require our employees and consultants to disclose and assign to us inventions conceived during the term of their employment or engagement while using our property or which relate to our business. We also license certain intellectual property rights that are used in our business from third parties. From time to time, we may become involved in legal proceedings relating to intellectual property arising in the ordinary course of our business, including opposition to our applications for patents, trademarks, challenges to the validity of our intellectual property rights, and claims of intellectual property infringement. We are not presently a party to any such legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Unless the context otherwise requires, all references in this subsection as to “Talkspace,” the “Company,” “we,” “us” or “our” refer to the business of Talkspace, Inc. and its consolidated subsidiaries.

SUMMARY RISK FACTORS

The following is a summary of the material risks known to us. Please carefully consider the following risk factors together with all other information included in this Form 10-K and our other publicly filed documents when investing in our common stock.

Risks Related to our Operating Results and Early Stage of Growth

•
We have a history of losses and we may never achieve or sustain profitability.
•
Our business and the markets we operate in are rapidly evolving which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
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
•
If we are unable to secure clients' contract renewals, our business, financial condition and results of operations will be harmed.
•
The future growth and profitability of our business will depend in large part upon the effectiveness and efficiency of our marketing efforts, and our ability to develop brand awareness cost-effectively.
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
•
Negative media coverage and social media engagement could adversely affect our business.
•
We may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.
•
A decline in the prevalence of enterprise-sponsored healthcare or the emergence of new technologies may adversely impact our DTE business or require us to expend significant resources in order to remain competitive.
•
We rely on third-party platforms such as the Apple Store and the Google Play App Store, to distribute our platform and offerings.
•
We rely on data center providers, Internet infrastructure, bandwidth providers, third-party computer hardware and software, other third parties and our own systems for providing services to our clients and members, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with clients and members, adversely affecting our bran and our business.

•
If our or our vendors’ security measures fail or are breached and unauthorized access to a client’s data or information systems is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales, clients and members.
•
There may be adverse tax, legal and other consequences if the employment status of providers on our platform is challenged.
•
Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies, artificial intelligence technologies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer behavior.
•
Certain U.S. state and local tax authorities may assert that we have a nexus with such states or localities and may seek to impose state and local income taxes on our income allocated to such state and localities and assert we are required to collect sales and use taxes.
•
Our ability to use our net operating losses and certain other attributes may be subject to certain limitations.
•
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
•
The impact on us of ongoing healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations.
•
We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.
•
Our use and disclosure of personal information, including protected health information ("PHI"), personal data, and other health information, is subject to state, federal or other privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base and member bases and revenue.
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

•
Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm out business, financial conditions and results of operations.
•
We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable solutions or the generation of significant future revenues.

Risks Related to Ownership of our Common Stock, our Warrants and Operating as a Public Company

•
We continue to incur costs and devote continued management time as a result of operating as a public company.
•
If we fail to maintain effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
•
Delaware law and our organizational documents contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
•
The provision of our certificate of incorporation requiring exclusive forum in certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
•
Future sales and resales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
•
An investor’s percentage of ownership in the Company may be diluted in the future.
•
We do not intend to pay cash dividends for the foreseeable future.
•
You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.
•
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
•
The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.
•
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

RISKS RELATED TO OUR OPERATING RESULTS AND EARLY STAGE OF GROWTH

We have a history of losses and we may never achieve or sustain profitability.

Though our losses have narrowed in 2023, we have incurred significant losses in each period since our inception. These losses and accumulated deficit reflect the substantial investments we made to acquire new clients and members and to develop our technology platform. To date, we have derived a substantial majority of our revenue from clients and members who pay for access to our virtual behavioral health platform, and our longer-term results of operations and continued growth will depend on our ability to successfully grow our revenue from existing clients and members, to acquire new potential future clients and develop and market new virtual behavioral health products and services that are attractive to our clients and members. We intend to continue scaling our business to increase our client, member and provider bases, broaden the scope of services we offer, invest in research and development and expand the applications of our technology through which clients and members can access our services. Accordingly, we expect to make increased investments to support accelerated growth and the required investment to scale our provider network, we also expect increased efficiencies and economies of scale. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these expenses. In addition, our results of operations would also suffer if our innovations are not responsive to the needs of our clients and members, appropriately timed with market opportunity, effectively brought to market or do not achieve market acceptance. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. As a result of these factors, we may need to raise additional capital through debt or equity financing in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

Our business and the markets we operate in are rapidly evolving, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

Our business and the markets we operate in are rapidly evolving which makes it difficult to evaluate and assess the success of our business to date, our future prospects, our business strategy and the risks and challenges that we may encounter. These risks and challenges include our ability to:

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
●
maintain and improve the infrastructure underlying our platform, including our apps and websites and with respect to data protection, intellectual property, use of artificial intelligence and cybersecurity; and
●
successfully update our platform, including expanding our platform and offerings into different healthcare products and services, develop and update our software, apps, features, offerings and services to benefit our clients and members and enhance their experience.

If we fail to understand fully or adequately address the challenges that we are currently encountering or that we may encounter in the future, including those challenges described here and elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. If the risks and uncertainties that we plan for when operating our business are incorrect or change, if we choose the wrong strategic direction, or if we fail to manage these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which could have a material adverse effect on the market price of our common stock.

We have experienced significant growth in the last several years, and therefore our recent revenue growth rate and financial performance should not be considered indicative of our future performance. From 2021 to 2022 and 2022 to 2023, our revenues grew at a compound annual rate of 5.2% and 25.5%, respectively. In addition, as a result of the COVID-19 pandemic, we experienced a significant increase in revenue, which increases we have managed to maintain for the time being. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. Our future growth will depend, in part, on our ability to grow our revenue from existing clients and members, to acquire potential future clients and members, especially our Payor and DTE clients, and to expand our client, member and provider bases. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenue or to generate net income. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our client and member bases depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing clients and members may be slower to adopt our services than we currently anticipate, which could adversely affect our results of operations and growth prospects.

We may experience difficulties in managing our growth and expanding our operations.

We expect to experience significant growth in the scope of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results. If we fail to maintain effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which may adversely affect investor confidence in us and, as a result, the value of our common stock. Additionally, rapid growth in our business may place a strain on our human and capital resources as well as our systems and controls.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Rapid technological change in our industry presents us with significant risks and challenges.

The virtual behavioral health market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our solution with next-generation technologies and to develop or to acquire and market new services to access new client and member populations. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors, including advancements in artificial intelligence and machine-learning, will not result in our present or future software-based products and services becoming uncompetitive or obsolete.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.

While the virtual behavioral health market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition from a range of companies, including specialized software and solution providers that offer similar solutions and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include American Well Corporation, Teladoc, Lyra Health and Spring Health, among other small industry participants.

In addition, large, well-financed health systems and health plans have in some cases developed their own telehealth and teletherapy tools and may provide these solutions to their consumers at discounted prices. Competition may also increase from large technology companies, such as Apple, Amazon, Meta, Google, Verizon, or Microsoft, who may wish to develop their own virtual behavioral health solutions, as well as from large retailers like Amazon or Walmart. Competition from large software companies or other specialized solution providers, health systems and health plans, communication tools and other parties could result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

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

We also expect our competitors to continue to improve their technology infrastructure, including with the use of artificial intelligence (“AI”) and machine learning solutions, to interact with clients, members and insurance companies, sell their services, utilize (and even monetize) their data and support and grow their client base. Our ability to innovate our own technology infrastructure and appropriately address user experience will affect our ability to compete.

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

This risk is amplified by the Company deriving a significant portion of its revenues from a limited number of customers. For the years ended December 31, 2022 and 2023, two customers represented 10% or more of the Company’s total revenue. The loss of business from either of the Company’s significant customers, as a result of competition, customer needs, or other factors beyond the Company’s control, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to secure clients' contract renewals, our business, financial condition and results of operations will be harmed.

We currently generate most of our revenues from our Payor and DTE clients which contracts are one to three years in length. Consumer subscriptions generally have stated initial terms of one-to-six months and members may cancel their subscription at any time and will receive a pro-rata refund for the subscription price. Most of our clients and members have no obligation to renew their subscriptions for our services after the initial term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients. Additionally, our future results of operations depend, in part, on our ability to expand our services and offerings, including broadening our continuum of care. If our clients and members fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline or our future revenue growth may be constrained.

Additional factors that could affect our ability to sell products and services include, but are not limited to:

●
price, performance and functionality of our solution;
●
availability, price, performance and functionality of competing solutions;
●
our ability to develop and sell complementary products and services;
●
stability, performance and security of our hosting infrastructure and hosting services; and
●
changes in healthcare marketing laws, regulations or trends.

Any of these consequences could lower retention and have a material adverse effect on our business, financial condition and results of operations.

The future growth and profitability of our business will depend in large part upon the effectiveness and efficiency of our marketing efforts, and our ability to develop brand awareness cost-effectively.

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

In order to grow our business, we anticipate that we will continue to depend on our existing and future relationships with third parties, such as third-party payors, including government agencies, as well as our ability to expand our Payor and DTE business with health plan clients and enterprises that we provide services to. Identifying potential clients, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our products and services. In addition, acquisitions of our clients by our competitors could result in a decrease in the number of our current and potential clients and members, as our clients may no longer facilitate the adoption of our applications by potential members. If we are unsuccessful in establishing or maintaining our relationships with third parties that we provide services to, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client use of our services or increased revenue.

Our virtual behavioral healthcare strategies depend on our ability to maintain and expand our network of therapists, psychiatrists and other providers. If we are unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our continued ability to grow and maintain a network of highly trained and qualified therapists, psychiatrists and other providers, especially since our providers are generally not exclusive to our platform. If we are unable to recruit and retain licensed therapists, psychiatrists and other providers, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations.

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

Our overall business entails the risk of medical liability claims. Although TPN and our affiliated professionals carry or will carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to the services rendered, successful medical liability claims could result in substantial damage awards that exceed the limits of the insurance coverage. TPN carries or will carry professional liability insurance for itself and each of its healthcare professionals (our providers). Additionally, all of our network providers that contract or will contract with TPN separately carry or will carry professional liability insurance for itself and its healthcare professionals. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services through TPN and our affiliated professionals. As a result, adequate professional liability insurance may not be available to TPN and our affiliated professionals in the future at acceptable costs or at all, which may negatively impact TPN and our affiliated professionals to provide services to our members, and thereby adversely affect our overall business and operations.

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

A decline in the prevalence of enterprise-sponsored healthcare or the emergence of new technologies may adversely impact our DTE business or require us to expend significant resources in order to remain competitive.

The U.S. healthcare industry is massive, with a number of large market participants with conflicting agendas, and it is subject to significant government regulation and is currently undergoing significant change.

Some experts have predicted that future healthcare reform will encourage enterprise-sponsored health insurance to become significantly less prevalent as enterprise members migrate to obtain their own insurance over the state-sponsored insurance marketplaces. Were this to occur, there is no guarantee that we would be able to compensate for the loss in revenue from enterprises by increasing sales of our solution to health insurance companies or to individuals or government agencies. In such a case, our results of operations would be adversely impacted.

We rely on third-party platforms such as the Apple App Store and Google Play App Store, to distribute our platform and offerings.

Our apps are accessed and operated through third-party platforms or marketplaces, including the Apple App Store and Google Play App Store, which also serve as significant online distribution platforms for our apps. As a result, the expansion and prospects of our business and our apps depend on our continued relationships with these providers and any other emerging platform providers that are widely adopted by consumers. We are subject to the standard terms and conditions that these providers have for application developers, which govern the content, promotion, distribution and operation of apps on their platforms or marketplaces, and which the providers can change unilaterally on short or no notice.

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

Our services involve the storage and transmission of our clients’ and members’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, clients, members and others, as well as the PHI of our clients and members. We are subject to laws and regulations relating to the collection, use, retention, security and transfer of this information, including to vendors. Because of the extreme sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our or our third-party vendors’ network, hosted service providers or vendor systems could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by malicious actors such as denial-of-service and phishing attacks, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, or catastrophic events.

Information security risks have generally increased in recent years because of the proliferation of new technologies, including the increased adoption of AI technologies, and the increased sophistication and activities of perpetrators of cyber-attacks. Malicious actors are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. The techniques, sources and targets of these attacks change and are often not recognized until such attacks are launched or have been in place for some time. In an increasing amount of cases, these malicious actors are or are acting on behalf of state sponsors which further increases the risk of sophistication, capability and funding for the attack. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive client or member data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our clients and members. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect client, member or investor confidence in us, and reduce the demand for our services from existing and potential clients and members. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations.

Any potential security breach could result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. In any event, insurance coverage would not address the reputational damage that could result from a security incident.

Data privacy is also subject to frequently changing laws, rules and regulations in the various jurisdictions in which we operate. Such initiatives around the country could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. Our Board of Directors is briefed periodically on cybersecurity and risk management issues and we have implemented a number of processes to avoid cyber threats and to protect privacy. However, the processes we have implemented in connection with such initiatives may be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data. In addition, the competition for talent in the data privacy and cybersecurity space is intense, and we may be unable to hire, develop or retain suitable talent capable of adequately detecting, mitigating or remediating these risks. Our failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in legal liability or damage to our reputation in the marketplace. No material cybersecurity incidents have occurred during the year ended December 31, 2023.

There may be adverse tax, legal and other consequences if the employment status of providers on our platform is challenged.

There is often uncertainty in the application of worker classification laws, especially in the medical field where individuals are required to hold professional licenses, and, consequently, there is risk that providers could be deemed to be misclassified under applicable law. We and TPN, structure our relationships with the majority of our respective providers in a manner that we believe results in an independent contractor relationship, not an employee relationship. The tests governing whether a service provider is an independent contractor, or an employee are typically highly fact sensitive and vary by governing law. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our and TPN’s providers are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. An actual or alleged misclassification determination creates potential exposure for us, including but not limited to: monetary exposure arising from or relating to failure to withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to minimum wage and overtime); claims for employee benefits, social security, Medicare, workers’ compensation and unemployment; claims of discrimination, harassment and retaliation under civil rights laws; claims under laws pertaining to unionizing, collective bargaining and other concerted activity; and other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability. Such claims could result in monetary damages or other liability, and any adverse determination, including potentially the requirement for us to indemnify a user, could also harm our brand, which could materially and adversely affect our business, prospects, financial condition and results of operations. While these risks are mitigated, in part, by our contractual rights of indemnification against third-party claims, such indemnification agreements could be determined to be unenforceable or costly to enforce and indemnification under such agreements may otherwise prove inadequate. As a result, any determination that our and/or TPN’s providers are employees could have a material adverse effect on our business, financial condition and results of operations.

Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies, artificial intelligence technologies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer behavior.

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

We are subject to evolving EU and UK privacy national laws derived from the ePrivacy Directive. The current national laws that implement the ePrivacy Directive are highly likely to be replaced across the EU (but not directly in the UK) by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance.

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

In response to marketplace concerns about the usage of third-party cookies and web beacons to track user behaviors, providers of major browsers have included features that allow users to limit the collection of certain data generally or from specified websites. In addition, various software tools and applications have been developed that can block advertisements from a consumer’s screen or allow consumers to shift the location in which advertising appears on webpages or opt out of display, search and internet-based advertising entirely. These developments, among others, could impair our ability to collect user information, including personal data and usage information, that helps us provide more targeted advertising to our current and prospective consumers, which could adversely affect our business, given our use of cookies and similar technologies to target our marketing and personalize the consumer experience.

If consumer sentiment regarding privacy issues or the development and deployment of new browser solutions or other Do Not Track mechanisms result in a material increase in the number of consumers who choose to opt out or block cookies and other tracking technologies or who are otherwise using browsers where they need to, and fail to, allow the browser to accept cookies, or otherwise result in cookies or other tracking technologies not functioning properly, our ability to advertise effectively and conduct our business will be impaired, and our results of operations and financial condition would be adversely affected.

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

The Company has federal and state net operating loss carryovers (“NOL”) which are available to reduce future taxable income. The NOL carry-forwards begin to expire in 2032 and may become subject to annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under I.R.C. Section 382. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or future tax liabilities. The federal losses generated from 2018 onward do not expire.

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

Our success depends largely upon the continued services of our key members of senior management. These members of senior management are at-will employees and therefore they may terminate their employment with us at any time with no advance notice. We also rely on our leadership team in the areas of research and development, marketing, clinical operations, and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees will likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our business would also be adversely affected if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment. While we have employment arrangements with a limited number of key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us.

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

In 2023, the global inflation rate began to stabilize and, in some cases decline, as a result of central bank policy tightening; however, core inflation has proved persistent, in addition to the escalating number of significant conflicts throughout the globe. We expect these inflationary pressures to continue to impact our margins and more generally our business in 2024.

After almost 10 years of low interest rate environments, inflationary pressures and efforts in the U.S. and around the world to combat inflation have resulted in increased interest rates by central banks globally. While we do not have any debt outstanding, the increased interest rates could affect our clients’ businesses and borrowing costs, which in turn could impact their ability to make timely payments to us. Given that core inflation has proved persistent, it is uncertain if interest rates will stabilize, continue to increase or decrease.

Our attempts to offset these increasing costs, such as improving efficiency in other areas of the business and passing these increases on to customers, may not be successful. To the extent that our offsetting measures are not sufficient to offset these higher costs, our results of operations may be adversely affected.

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

Additionally, it is possible that the laws and rules governing the practice of medicine, including telehealth and prescribing medication online, in one or more jurisdictions may change in a manner deleterious to our business. For instance, a few states have imposed different, and, in some cases, additional, standards regarding the provision of services via telehealth and teletherapy. Some states impose strict standards on using telehealth and teletherapy to prescribe certain classes of controlled substances that can be commonly used to treat behavioral health disorders. The unpredictability of this regulatory landscape means that sudden changes in policy regarding standards of care and reimbursement are possible. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we or our affiliated medical group were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

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

There is increasing pressure for businesses to use AI to streamline processes and remain competitive. It is expected that laws and regulations around the use of AI and machine learning tools will increase over the next few years but it is unknown at this time what these laws and regulations will address and how and whether they will be adopted globally. As we introduce AI or machine learning into our information technology systems, we could become subject to these new regulations, which may be difficult to comply with. Some of our competitors may not be required to comply, which would put us at a competitive disadvantage. In addition, we may find we do not have the right employee set for the advancement of our AI and machine learning initiatives or that we have not provided the appropriate training to our staff.

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

We have entered into various agreements with Talkspace Provider Network, PA ("TPN"), a Texas professional association entity, which in turn contracts with our other affiliated professional entities ("PC entities"), physicians, therapists, and other licensed professionals for clinical and professional services provided to our members. There is a risk that U.S. state authorities in some jurisdictions may find that these contractual relationships with professional entities, physicians and other healthcare providers providing telehealth and teletherapy violate laws prohibiting the corporate practice of medicine and professional fee splitting. These laws generally prohibit the practice of medicine by lay persons or entities and prohibit us from employing physicians and certain licensed professionals, directing the clinical practice of physicians and certain licensed professionals, holding an ownership interest in an entity that employs physicians and certain licensed professionals or from engaging in certain financial arrangements, such as splitting professional fees with physicians and certain licensed professionals. The laws are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing a healthcare provider’s professional judgment. The extent to which each state considers particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and professional counselors and therapists, and state attorneys general, among others. As such, we must monitor our compliance with applicable laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice of medicine or fee splitting laws will not circumscribe our business operations.

TPN contracts with therapists and other licensed professionals or enters into agreements with the PC entities, physicians, therapists and other licensed professionals for the clinical and professional services provided to our members. We do not own TPN or the PC entities; TPN and the PC entities are 100% owned by an independent licensed physician qualified to own TPN and such professional entities in the respective states of incorporation. A material change in our relationship with TPN or among TPN and the contracted professional entities, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to members as we intend under the transitioned structure and could have a material adverse effect on our business, financial condition, and results of operations.

State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers. Due to the prevalence of the corporate practice of medicine doctrine, including in states where we conduct our business, we are subject to related agreements with TPN. One such agreement is a management services agreement with TPN, pursuant to which TPN reserves exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services and we provide non-clinical management and administrative services in exchange for a management fee. The PC entities, physicians, therapists and other licensed professionals who provide clinical and professional services to our members through contracts with TPN also retain exclusive control and responsibility for all aspects of medical services provided to our members. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may successfully challenge our organization and contractual arrangements with our providers once implemented. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our providers to comply with these statutes, could eliminate clients located in certain states from the market for our services. Furthermore, these arrangements could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, adverse determination or litigation with regard to our arrangements with TPN and the PC entities could have a material adverse effect on our business, financial condition, and results of operations.

The impact on us of ongoing healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations.

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

Although our services are not currently reimbursed by government healthcare programs such as Medicare or Medicaid, any future reimbursement from federal and/or state healthcare programs could expose our business to broadly applicable fraud and abuse laws and other healthcare laws and regulations that would regulate the business. As we enter the teen mental health market, it will encounter parental consent rules and regulations that vary by state, creating another level of compliance risks. The U.S. healthcare industry is heavily regulated and closely scrutinized by federal and state governments. Comprehensive statutes and regulations govern the manner in which we and our affiliated professional entities may provide and bill for services and collect reimbursement from governmental programs and private payers, our contractual relationships with TPN and its corresponding relationship with its contracted providers, vendors and clients, our marketing activities and other aspects of our operations.

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

The privacy and security of personal information stored, maintained, received or transmitted electronically is an enforcement priority in the United States and internationally. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies and legal standards for privacy, any failure or perceived failure to comply with such requirements may result in proceedings or actions against us by government entities or private parties, or could cause us to lose clients or members, any of which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Any allegations about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

In the United States, numerous federal and state laws and regulations govern collection, storage, dissemination, use, retention, transfer, disposal, security and confidentiality of personal information, including HIPAA; U.S. state privacy, security and breach notification and healthcare information laws; the California Consumer Protection Act (“CCPA”); and other data protection laws.

HIPAA requires us to maintain policies and procedures governing PHI that are used or disclosed, and to implement administrative, physical and technical safeguards to protect PHI, including PHI maintained, used and disclosed in electronic form. Ongoing implementation and oversight of these measures involves significant time, effort and expense.

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

In addition to HIPAA, the U.S. federal government and various states and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information, to which we are or may become subject. For example, California implemented the California Consumer Privacy Act, or CCPA, which came into effect in 2020, and the California Privacy Rights Act (“CPRA”), which came into effect on January 1, 2023, which we are subject. The CCPA imposes obligations and restrictions on businesses regarding their collection, use, processing, retaining and sharing of personal information and provides new and enhanced data privacy rights to California residents. Protected health information that is subject to HIPAA is excluded from the CCPA; however, information we hold about individual residents of California that is not subject to HIPAA would be subject to the CCPA. The CPRA significantly amends and expands the CCPA, including by providing consumers with additional rights with respect to their personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. We expect states to continue to enact legislation similar to the CCPA and CPRA that provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. Laws similar to the CCPA and CPRA have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.

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

The GDPR also imposes strict rules on the transfer of personal data out of the EEA and the UK, including to the United States. The European Commission has published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. We will be required to implement the revised standard contractual clauses within the relevant time frames. The revised standard contractual clauses apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. We continue to monitor updates and we may be required to implement new or revised documentation and processes in relation to our data transfers subject to the UK GDPR, within the relevant time frames. As supervisory authorities issue further guidance on data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We encounter technical obstacles from time to time, and it is possible that we may discover additional problems that prevent our proprietary applications from operating properly. If our solution does not function reliably or fails to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients. Moreover, data services are complex and those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects or errors in our existing or new software-based products and services may arise in the future and may result from the interface of our solution with systems and data that we did not develop and the function of which is outside of our control or from issues undetected in our testing. These defects and errors, and any failure by us to identify and address them, could result in loss of revenue or market share, diversion of development resources, harm to our reputation and increased service and maintenance costs. Defects or errors may discourage existing or potential clients from purchasing our solution from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could have a material adverse effect on our business, financial condition and results of operations.

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

If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such a transaction or arrangement or may need to purchase such rights at a premium.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK, OUR WARRANTS AND OPERATING AS A PUBLIC COMPANY

We continue to incur costs and devote continued management time as a result of operating as a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and the Nasdaq Stock Market (“Nasdaq”), including the establishment and maintenance of disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations. Compliance with these requirements has increased our legal and financial compliance costs and made some activities more time-consuming and costly. In particular, we have incurred and expect to continue to incur expenses and devote continued management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.

If we fail to maintain effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a public company, we are required to establish and maintain internal controls over financial reporting and, pursuant to Section 404 of the Sarbanes-Oxley Act, are required provide a report by management on, among other things, the effectiveness of our internal control over financial reporting for our annual reports on Form 10-K filed with the SEC. In addition, Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

Failure to maintain internal control over financial reporting could limit our ability to prevent or detect a misstatement of our financial results, limit our ability to report financial information on a timely and accurate basis, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock and could subject us to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. A failure to implement and maintain effective control systems could also restrict our future access to the capital markets.

The Company’s management identified material weaknesses in its internal controls over financial reporting for the year ended December 31, 2022. Though these material weaknesses were since remediated, it cannot be assumed that the Company will not have another material weakness in its internal controls over financial reporting in the future.

Moreover, the Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumventions or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. The existence of a material weakness could result in errors in the Company’s financial statements that could result in a restatement of financial statements, which could cause the Company to fail to meet its reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of the Company’s common stock.

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

Future sales and resales of our common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

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

In addition, we may issue additional common stock or other equity securities without the approval of investors, including for among other purposes to raise capital or pay for an acquisition, which would dilute investors’ ownership interests and may depress the market price of our common stock.

An investor's percentage of ownership in the Company may be diluted in the future.

As with any publicly traded company, an investor’s percentage ownership in the Company may be diluted in the future because of equity issuances for acquisitions, capital markets transactions, or other circumstances, including the equity awards that the Company has and will continue to grant its directors, officers and employees. Certain holders also have outstanding warrants to purchase shares of common stock that are exercisable in accordance with the terms of the Warrant Agreement governing those securities. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder for, among other things, the purpose of adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of common stock purchasable upon exercise of a warrant.

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
●
general economic, geopolitical industry and market conditions; and
●
the other factors described in this “Risk Factors” section.

These market and industry factors may materially reduce the market price of our common stock and warrants regardless of our operating performance.

Economic uncertainties or downturns in the general economy or the industries in which our clients operate could disproportionately affect the demand for our solution and negatively impact our results of operations.

General worldwide economic and geopolitical conditions have experienced significant volatility during the last ten years, and market volatility and uncertainty remain widespread, making it potentially very difficult for our clients and us to accurately forecast and plan future business activities. The demand for our service is dependent on the general economy, which is in turn affected by geopolitical conditions and the stability of the global credit markets. The ongoing and potential future impacts of escalating global conflicts, including those between Russia and Ukraine and the Israel/Hamas war in the Middle East, has heightened global economic and geopolitical uncertainty. During challenging economic times, our clients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions may impair the ability of our clients to pay for the software-based products and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

Relatedly, while we have a small back-office presence in Israel, none of our primary operations in the U.S. are dependent on those operations and we can use other locations and employees to fully supplement the work conducted in Israel.

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

We may be subject to changes in tax laws and have additional tax liabilities. We are subject to changes in tax laws, treaties or regulations and the interpretation or enforcement thereof in the United States and in jurisdictions in which we or any of our subsidiaries operate or are organized, and any such changes could have a material effect on our results of operations and liquidity. In October 2021, the Group of 20 endorsed a new global minimum tax rate for large multinational companies, which also has the support of a large number of countries and territories responsible for the overwhelming majority of global economic output. To take effect, the minimum tax would need to be implemented by each jurisdiction. It is not yet clear how such a minimum tax would impact our business. The Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) adopted sweeping changes to the U.S. Internal Revenue Code which also could have a material adverse effect on our financial condition and results of operations. In addition to lowering the U.S. corporate income tax rate and numerous other changes, the law imposes more stringent limitations on the deductibility of net operating losses and imposes a type of minimum tax designed to reduce the benefits derived from intercompany transactions and payments that result in base erosion. Although the Tax Reform Act has not had a material effect on our financial statements to date, if these tax laws, treaties or regulations change or any tax authority successfully challenges our assessment of the effects of such laws, treaties and regulations it could have a material adverse effect on us, resulting in a higher effective tax rate on our consolidated earnings or a reclassification of the tax effects of our significant corporate restructuring transactions. On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. The IRA has not had a material impact to the Company thus far.

If we fail to comply with the continued listing requirements of the Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.

Our common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy Nasdaq’s continued listing requirements or risk possibly delisting, which would have a material adverse effect on our business. In November 2022, we received a letter from the Listing Qualifications staff of Nasdaq indicating that we no longer met the requirement of the Nasdaq Global Select Market to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5450(a)(1). In June 2023, we regained compliance with Nasdaq Listing Rule 5450(a)(1). Though we regained compliance, there is no guarantee will be able to maintain it going forward.

We may be subject to securities and/or other litigation, which is expensive, time-consuming and could divert management attention.

The market price of our securities may be volatile and, in the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may face allegations or litigation related to, among other things, securities issuances or business practices. For example, in the past, putative class action lawsuits have been filed by certain of our shareholders against us and certain of our current and former officers and directors alleging certain violations of the federal securities laws in connection with certain statements we have made regarding our business and financial condition.

See Note 6, “Commitments and Contingent Liabilities” in the notes to the consolidated financial statements for further details. Additionally, we may become subject, from time to time, to other legal proceedings, payor audits, investigations, and claims that arise in the ordinary course of business such as claims brought by our clients in connection with commercial disputes or employment claims made by our current or former associates. Litigation disputes, including the disputes we are currently facing, could cause us to incur unforeseen expenses, result in content unavailability, and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position. While the ultimate outcome of investigations, inquiries, information requests and legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

Talkspace recognizes the importance of assessing, identifying, and managing material risks associated with cybersecurity threats as a vital component to the success of our business. We have established policies and processes for assessing, identifying, and managing the material risk from cybersecurity threats which may include, among other things, operational risks; fraud; extortion; harm to our business, employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks.

We routinely assess material risks from cybersecurity threats, which include unauthorized access to our information systems that may result in adverse effects on the confidentiality, integrity, or availability of such systems or any information residing therein. Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process, covering all company risks. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

We also have a cybersecurity specific risk assessment process, which helps identify residual risk from cybersecurity threats. We have adopted the HITRUST CSF Assurance Program for Cloud assessment to inform this risk assessment process. Our risk assessments include the identification of reasonably foreseeable internal and external information security and cybersecurity risks, the likelihood that such events may occur and the impact or potential damage that could result from such risks. The assessments examine the adequacy of our policies, procedures, systems, and the safeguards in place to manage and mitigate the identified risks. The impact of these assessments is the refinement of existing safeguards and the implementation of new safeguards to improve our cybersecurity protections; reasonably address any identified gaps in existing safeguards; and ensure that we regularly monitor the effectiveness of those safeguards.

As part of the above processes, we engage with a third-party to review our information security program and related cybersecurity safeguards to help identify areas for continued focus, improvement, and/or compliance. Along with these third parties we ensure that the appropriate personnel collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their impact and potential mitigations. We have implemented the following activities (among others) to mitigate risk:

•
Periodic risk assessments to identify and assess cybersecurity risks and vulnerabilities in our information technology systems;
•
Running simulated cybersecurity drills, which are performed both in-house and by the third-party service provider, including vulnerability scanning, penetration testing and disaster recovery exercises;
•
background checks prior to hire;
•
encryption of data at rest and in transit;
•
logging and event monitoring;
•
threat detection to monitor for malicious activity and anomalous behavior;
•
malware protection and restricting connections to malicious websites;
•
data loss protection mechanisms;
•
third party penetration testing;
•
cybersecurity risk assessments of our third-party vendors;
•
reviews by internal and external audit of the effectiveness of information security-related internal controls;
•
closely monitor emerging data protection laws and implement changes to our processes designed to comply as needed; and
•
carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our incident response plan, as effected by management, coordinates the activities we take to prepare for, detect, contain, eradicate, and recover from cybersecurity incidents as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. The incident response plan also outlines the appropriate communication flow and response for certain categories of potential cybersecurity incidents. The Chief Technology Officer escalates material events, including to the Chief Executive Officer and Board.

We require all employees to participate in cybersecurity awareness, privacy, security training annually and provide system-wide mechanisms to report potential threats. In addition, we use a third-party phishing awareness vendor to increase employee awareness of cybersecurity threats.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers. Third-party risks are included within our broader overall risk assessment process, as well as our cybersecurity-specific risk identification program. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers and we continually monitor cybersecurity threat risks identified through such diligence.

There can be no guarantee that our policies and procedures will be effective. Although our risk factors include further detail about the material cybersecurity risks we face and how a cybersecurity incident may affect our business strategy, results of operations or financial condition, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incident, have not materially affected our business to date. We can provide no assurances that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations or financial condition. See “Item 1A. Risk Factors” for further information about these risks.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. At least quarterly, and more frequently as relevant, the Audit Committee receives an overview from management covering topics such as security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks.

Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity risks are also considered during separate Board meeting discussions of important matters like risk management, business continuity planning, and other relevant matters. Management or the Audit Committee will provide a comprehensive update to the Board on cybersecurity threats and risk mitigation generally at least annually, and more frequently as relevant.

The Company’s information security and cybersecurity program is managed by our Chief Information Security Officer (CISO) and our Chief Technology Officer (CTO). The CISO and the Senior Director Information Security are responsible for our overall network security and assessing and managing cybersecurity risks and threats. The CISO has over 20 years of information security, privacy, auditing and compliance experience and holds numerous certifications. The Senior Director of Information Security has over 15 years of experience in information security, and holds numerous certifications. The CTO has over 20 years of experience and has been a leader of our Company’s information systems and technological advancements for the past nine (9) years. The SVP of Engineering has over 20 years of experience in IT and has specialized knowledge in systems and network infrastructure. The Director of SRE and Security has eight (8) years of experience and has principal responsibility for our network operations and system administration.

These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above.

Item 2. PROPERTIES

The Company's headquarters are located in New York, NY. As of December 31, 2023, the majority of the Company’s employees are still working remotely.

The Company has limited operations outside the United States. The Company has one foreign subsidiary located in Israel which leases its operating facilities under a month-to-month operating lease agreement.

The Company does not view any of its leased facilities as material to its business.

Item 3. LEGAL PROCEEDINGS

We reached settlements for certain class action lawsuits in February 2023 ending ongoing litigation. The court granted final approval to these settlements in all respects in the third and fourth quarter of 2023. The Company has not admitted any liability of wrongdoing in connection with these settlements and has entered into these settlements solely to avoid the costs, risks, distraction, and uncertainties of continued litigation. See Note 6, “Commitments and Contingent Liabilities” in the notes to the consolidated financial statements for further details.

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

As of December 31, 2023, there were 168,428,856 shares of common stock issued and outstanding, and 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock at an exercise price of $11.50 per share. As of December 31, 2023, there were 10,558,573 and 8,984,827 shares underlying outstanding stock options and non-vested restricted stock units, respectively.

Holders

As of March 12, 2024, there were 78 holders of record of our common stock and 13 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of our board of directors. Our ability to declare dividends may be limited by the terms of financing or other agreements entered into by us or our subsidiaries from time to time.

Share-Based Compensation Plans

The Company maintains a stock-based compensation plan under which the Company may grant cash and equity incentive awards to officers, employees, directors, consultants and service providers and one employee stock purchase plan under which employees of the Company and its participating subsidiaries are provided with the opportunity to purchase Talkspace common stock at a discount through accumulated payroll deductions during successive offering periods. See Note 8, “Share-based Compensation” in the notes to the consolidated financial statements and Part III, Item 12, which incorporates information by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, for further details.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its Common Stock during the fourth quarter of 2023:

	Total number of shares purchased	Average price per share	Total number of Shares Purchased as Part of a Publicly Announced Plan	Maximum number of Shares that may be Purchased Under the Plan
Period	—	$—	—	—
October 1, 2023 to October 31, 2023	—	—	—	—
November 1, 2023 to November 30, 2023	—	—	—	—
December 1, 2023 to December 31, 2023	—	—	—	—
Total	—	$—	—	—

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Share Repurchase Program

On February 22, 2024, the Company announced that its Board of Directors (“Board”) has approved a share repurchase program which authorizes the repurchase of up to $15 million of the currently outstanding shares of the Company’s common stock over a period of twenty-four months beginning on March 1, 2024 (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase shares through various methods, including open market purchases and privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as price, market conditions, corporate and regulatory requirements, constraints specified in any Rule 10b5-1 trading plans, alternative investment opportunities and other business considerations.

The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and may be suspended or terminated at any time.

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

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the years ended December 31, 2023 and 2022. For a discussion of our results of operations, liquidity and capital resources for the year ended December 31, 2021, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Overview

Talkspace is a healthcare company offering its members convenient and affordable access to a fully-credentialed network of highly qualified providers. We are a leading virtual behavioral health company and, since Talkspace’s founding in 2012, we have connected millions of patients with licensed mental health providers across a wide and growing spectrum of care through virtual counseling, psychotherapy and psychiatry. We created a purpose-built platform to address the vast, unmet and growing demand for mental health services of our members, serving our payor clients (“Payor”), comprised of health plans and employee assistance programs such as Aetna, Cigna, and Optum, who offer their insured members access to our platform at in-network reimbursement rates, our Direct-to-Enterprise clients ("DTE") comprised of enterprise clients such as Google, the University of Kentucky and the New York City Department of Health and Mental Hygiene, who offer their enterprise members access to our platform while their enterprise is under an active contract with Talkspace, and individual consumers ("Consumer") who subscribe directly to our platform.

As of December 31, 2023, we had approximately 131 million eligible lives compared to 92 million eligible lives as of December 31, 2022. As of December 31, 2023, we had approximately 11,700 consumer active members compared to approximately 15,400 consumer active members as of December 31, 2022. For the year ended December 31, 2023, our clinicians completed 850,600 sessions for members covered under our Payor clients, as compared to 426,400 completed sessions for the year ended December 31, 2022. Please refer to the “Key Business Metrics” section below for a description of eligible lives and consumer active members.

Inflation Risk and Economic Conditions

The demand for our solution is dependent on the general economy, which is in turn affected by geopolitical conditions, the stability of the global credit markets, inflationary pressures, increasing interest rates, the industries in which our Payor or DTE clients operate or serve, and other factors. Downturns in the general economy could disproportionately affect the demand for our solution and cause it to decrease.

Our operations could also be impacted by inflation and increased interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the years ended December 31, 2023 and 2022. However, if our costs were to become subject to significant inflationary pressures (such as Provider cost), we may not be able to fully offset such higher costs through price increases or cost savings. Our inability or failure to do so could harm our business, financial condition or results of operations.

Quarterly Fluctuations

Our financial results may fluctuate from period-to-period as a result of a variety of factors, many of which are outside of our control, including, without limitation, the factors described in this section. Most of our revenue in any given quarter is derived from contracts entered into with our clients during previous quarters. Consequently, a decline in new or renewed contracts in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales of and market demand for our solution, and potential changes in our renewals or renewal terms, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable term of the contract. Accordingly, the effect of changes in the industry impacting our business or changes we experience in our new sales may not be reflected in our short-term results of operations. Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our securities.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Year Ended December 31,
(in thousands, except number of health plan and enterprise clients or otherwise indicated)	2023	2022
Number of eligible lives at year end (in millions)	131	92
Number of completed Payor sessions	850.6	426.4
Number of health plan clients at year end	22	19
Number of enterprise clients at year end	210	226
Number of Consumer active members at year end	11.7	15.4

	Three Months Ended December 31,
(in thousands)	2023	2022
Unique Payor active members during the period	79.2	47.5

Eligible Lives: We consider eligible lives “eligible” if such persons are eligible to receive treatment on the Talkspace platform, in the case of our Payor clients, at an agreed upon reimbursement rate through insurance under an employee assistance program or other network behavioral health paid benefit program. There may be instances where a person may be covered through multiple solutions, typically through behavioral health plans and employee assistance programs. In these instances, the person is counted each time they are covered in the eligible lives calculation, which may cause this amount to reflect a higher number of eligible lives than we actually serve.

Consumer Active Members: We consider consumer members “active” commencing on the date such member initiates contact with a provider on our platform until the term of their monthly, quarterly or bi-annual subscription plan expires, unless terminated early.

Unique Payor Active Members: Represents unique users who had a session completed during the period.

Components of Results of Operations

Revenues

We generate revenues from services provided to individuals who are qualified to receive access to the Company's services through our commercial arrangements with health insurance plans, employee assistance organizations and enterprises. We also generate revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to the Company's therapy platform as well as supplementary a la carte offerings directly to individual consumers through a subscription plan. See Note 2, “Summary of significant accounting policies and estimates” in the notes to the consolidated financial statements for further details.

Revenue growth is generated from a combination of increasing our eligible covered lives through contracting with health insurance plans and employee assistance organizations, increasing utilization within eligible covered lives, expanding enterprise clients, and increasing membership subscriptions.

Cost of Revenues

Cost of revenues is comprised primarily of therapist payments. Cost of revenues is largely driven by the number of sessions and the size of our provider network that is required to service the growth of our health plan and enterprise clients, in addition to the growth of our customer base.

We designed our business model and our provider network to be scalable and to leverage a hybrid model of both employee providers and independently contracted providers to support multiple growth scenarios. The compensation paid to our independently contracted providers is variable, and the amount paid to a provider is generally based on the amount of time committed by such provider to our members. Our employee providers receive a fixed-salary and discretionary bonuses, where applicable, all of which is included in cost of revenues.

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

Marketing expenses consist primarily of advertising and marketing expenses for member acquisition and engagement, as well as personnel costs, including salaries, benefits, bonuses, stock-based compensation expense for marketing employees, third-party services and contractors. Marketing expenses also include third-party software subscription services, third-party independent research, participation in trade shows, brand messaging and costs of communications materials that are produced for our clients to generate greater awareness and utilization of our platform among our Payor and DTE clients.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense for certain executives, finance, accounting, legal, compliance and human resources functions, as well as professional fees, occupancy costs, and other general overhead costs.

Impairment of goodwill

Impairment of goodwill represents an impairment charge for goodwill as a result of the annual impairment test performed for the year ended December 31, 2022. No impairment charges were incurred for the years ending December 31, 2023 and 2021.

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

Results of Operations

The following table presents the results of operations for the years ended December 31, 2023 and 2022 and the dollar and percentage change between the respective years:

	Year Ended December 31,		Variance
	2023	2022	$	%
(in thousands, except percentages)
Payor revenue	$80,823	$36,168	$44,655	123.5
DTE revenue	33,614	$28,241	5,373	19.0
Consumer revenue	35,608	55,158	(19,550)	(35.4)
Total revenue	150,045	119,567	30,478	25.5
Cost of revenues	75,665	59,229	16,436	27.7
Gross profit	74,380	60,338	14,042	23.3
Operating expenses:
Research and development, net	17,571	21,659	(4,088)	(18.9)
Clinical operations, net	6,159	6,591	(432)	(6.6)
Sales and marketing	52,544	72,842	(20,298)	(27.9)
General and administrative	21,315	36,270	(14,955)	(41.2)
Impairment of goodwill	—	6,134	(6,134)	(100.0)
Total operating expenses	97,589	143,496	(45,907)	(32.0)
Operating loss	(23,209)	(83,158)	59,949	72.1
Financial (income), net	(4,245)	(3,740)	(505)	13.5
Loss before taxes on income	(18,964)	(79,418)	60,454	76.1
Taxes on income	218	254	(36)	(14.2)
Net loss	$(19,182)	$(79,672)	$60,490	75.9

Year Ended December 31, 2023 compared to December 31, 2022

Revenues

Revenues increased by $30.5 million, or 25.5%, to $150.0 million for the year ended December 31, 2023 from $119.6 million for the year ended December 31, 2022. The increase was principally due to a 123.5% increase in Payor revenue driven by a higher number of completed payor sessions, and 19.0% growth in DTE revenue, partially offset by a 35.4% decline in Consumer subscription revenue. Revenue from our Payor clients increased by $44.7 million, or 123.5% to $80.8 million for the year ended December 31, 2023 from $36.2 million for the year ended December 31, 2022. Revenue from our DTE clients increased by $5.4 million, or 19.0% to $33.6 million for the year ended December 31, 2023 from $28.2 million for the year ended December 31, 2022. Consumer member subscriptions revenue decreased by $19.6 million, or 35.4%, to $35.6 million for the year ended December 31, 2023 from $55.2 million for the year ended December 31, 2022 due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting payor members and while we no longer have marketing resources dedicated solely to the Consumer category, it continues to have a positive contribution to our financial results.

Costs of revenues

Cost of revenues increased by $16.4 million or 27.7%, to $75.7 million for the year ended December 31, 2023 from $59.2 million for the year ended December 31, 2022 primarily due to increased hours worked by therapists to meet strong customer engagement.

Gross profit

Gross profit increased by $14.0 million, or 23.3%, to $74.4 million for the year ended December 31, 2023 from $60.3 million for the year ended December 31, 2022. Gross margin was 49.6% for the year ended December 31, 2023, compared to 50.5% during the year ended December 31, 2022. The increase in gross profit was primarily driven by an increase in Payor and DTE revenues. The decline in gross margin was driven by a shift in revenue mix towards Payor.

Operating Expenses

Overall, our operating expenses for the year ended December 31, 2023 have decreased compared to the year ended December 31, 2022 due to our efficiency initiatives in order to optimize for profitability.

Research and development expenses

Research and development expenses decreased by $4.1 million, or 18.9%, to $17.6 million for the year ended December 31, 2023 from $21.7 million for the year ended December 31, 2022, primarily due to a decrease in employee-related costs, inclusive of non-cash stock compensation expense.

Clinical operations expenses

Clinical operations expenses decreased by $0.4 million, or 6.6%, to $6.2 million for the year ended December 31, 2023 from $6.6 million for the year ended December 31, 2022, primarily due to a decrease in software subscriptions.

Sales and marketing expenses

Sales and marketing expenses decreased by $20.3 million, or 27.9%, to $52.5 million for the year ended December 31, 2023 from $72.8 million for the year ended December 31, 2022. The decrease in sales and marketing expenses was primarily driven by a decrease in direct marketing and promotional costs, subcontractor costs, and employee-related costs, inclusive of non-cash stock compensation expense.

General and administrative expenses

General and administrative expenses decreased by $15.0 million, or 41.2%, to $21.3 million for the year ended December 31, 2023 from $36.3 million for the year ended December 31, 2022. The decrease in general and administrative expenses was primarily due to a decrease in professional fees, employee-related costs, inclusive of non-cash stock compensation expense, and subcontractor costs.

Impairment of goodwill

Impairment of goodwill consists of a $6.1 million impairment charge related to goodwill for the year ending December 31, 2022. No impairment charges were incurred for the years ending December 31, 2023 and 2021.

Financial (income), net

Financial (income), net was $4.2 million for the year ended December 31, 2023, compared to financial (income), net of $3.7 million for the year ended December 31, 2022. For the year ended December 31, 2023, financial (income), net, primarily consisted of $5.3 million of interest income from our money market accounts partially offset by $0.9 million in non-cash losses resulting from the remeasurement of warrant liabilities. For the year ended December 31, 2022, financial (income), net primarily consisted of $3.1 million in non-cash gains resulting from the remeasurement of warrant liabilities.

Taxes on income

Taxes on income consists primarily of foreign income taxes related to income generated by our subsidiary organized under the laws of Israel. Taxes on income were immaterial for the years ending December 31, 2023 and 2022.

Year Ended December 31, 2022 compared to December 31, 2021

For a detailed discussion of the results for the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed on March 10, 2023.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with GAAP, we believe adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance, and our management uses it as a key performance measure to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities. We also use adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. We believe that the use of adjusted EBITDA is helpful to our investors as it is a metric used by management in assessing the health of our business and our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP.

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

A reconciliation is provided below for adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review our financial statements prepared in accordance with GAAP and the reconciliation of our non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business. We do not provide a forward-looking reconciliation of adjusted EBITDA guidance as the amount and significance of the reconciling items required to develop meaningful comparable GAAP financial measures cannot be estimated at this time without unreasonable efforts. These reconciling items could be meaningful.

We calculate adjusted EBITDA as net loss income adjusted to exclude (i) depreciation and amortization, (ii) interest and other expenses (income), net, (iii) tax benefit and expense, (iv) stock-based compensation expense, (v) impairment of goodwill and (vi) certain non-recurring expenses that we believe do not represent our on-going operations, where applicable.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Net loss	$(19,182)	$(79,672)
Add:
Depreciation and amortization	1,285	1,357
Financial (income), net (1)	(4,245)	(3,740)
Taxes on income	218	254
Stock-based compensation	8,395	12,116
Impairment of goodwill	—	6,134
Non-recurring expenses (2)	—	4,880
Adjusted EBITDA	$(13,529)	$(58,671)

(1)
For the year ended December 31, 2023, financial (income), net, primarily consisted of $5.3 million of interest income from our money market accounts partially offset by $0.9 million in losses resulting from the remeasurement of warrant liabilities. For the year ended December 31, 2022, financial (income), net, primarily consisted of $3.1 million in gains resulting from the remeasurement of warrant liabilities.
(2)
For the year ended December 31, 2022, non-recurring expenses primarily consisted of a $5.5 million accrual for estimated litigation expenses.

Liquidity and Capital Resources

As of December 31, 2023, we had $123.9 million of cash and cash equivalents ($138.5 million as of December 31, 2022), which we use to finance our operations and support a variety of growth initiatives and investments. We had no debt as of December 31, 2023.

Our primary cash needs are to fund operating activities and invest in technology development. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, the timing and extent of investments to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced service offerings and the continuing market acceptance of virtual behavioral services. Additionally, we may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies.

We currently anticipate to be able to fund our cash needs for at least the next twelve months and thereafter for the foreseeable future using available cash and cash equivalent balances as of December 31, 2023. However, in the future we may require additional capital to respond to technological advancements, competitive dynamics, customer demands, business and investment opportunities, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we cannot raise capital when needed we may be forced to undertake asset sales or similar measures to ensure adequate liquidity.

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary consolidated cash flow information for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
(in thousands)
Net cash used in operating activities	$(16,393)	$(61,077)
Net cash used in investing activities	(141)	(317)
Net cash provided by financing activities	1,897	1,683
Net decrease in cash and cash equivalents	$(14,637)	$(59,711)

Operating Activities

The decrease in net cash used in operating activities was driven primarily by a lower net loss for the year ended December 31, 2023 compared to the year ended December 31, 2022, partially offset by unfavorable timing of payments of accrued expenses.

Investing Activities

The decrease in net cash used in investing activities was driven primarily by a decrease in the purchases of computer equipment and software.

Financing Activities

Net cash provided by financing activities primarily consists of cash proceeds from the exercise of stock options granted to employees in the prior years.

Contractual Obligations, Commitments and Contingencies

As of December 31, 2023, we did not have any short-term or long-term debt, or significant long-term liabilities. Our long-term operating lease for our office space in New York, NY is immaterial as of December 31, 2023.

The Company reached settlements for certain class action lawsuits in February 2023 ending ongoing litigation, see Note 6, “Commitments and Contingent Liabilities” in the notes to the consolidated financial statements for further details. In addition, we may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. Should any of our estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.

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

Critical Accounting Policies and Estimates

The Company's accounting policies are essential to understanding and interpreting the financial results reported on the consolidated financial statements. The significant accounting policies used in the preparation of the Company's consolidated financial statements are summarized in Note 2, “Summary of Significant Accounting Policies and Estimates” in the notes to the consolidated financial statements. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain. The following is a discussion of these estimates:

Revenue Recognition

The Company recognizes revenues in accordance with ASC 606, “Revenue from Contracts with Customers”. Revenues are recognized when the Company satisfies its performance obligation to perform its defined contractual obligations to provide virtual behavioral healthcare services. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for the service rendered. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that is included in the transaction price at contract inception and reassesses this estimate at each reporting date. Variable consideration is included in the transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company determines its estimate of variable consideration primarily based on actual historical collection experience.

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

The forward-looking statements in this Annual Report on Form 10-K and other such statements we publicly make from time to-time are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $123.9 million and $138.5 million as of December 31, 2023 and December 31, 2022, respectively. Cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes. We do not have any indebtedness for borrowed money outstanding.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Talkspace, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Talkspace Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Estimation of transaction price and variable consideration for revenue recognition
Description of the Matter

As discussed in Note 2 of the consolidated financial statements, the Company recognizes revenues from contracted insurance payors and employee assistance organizations ("Payor") at a point in time based on contracted rates, net of implicit price concessions, as virtual therapy or psychiatry session is rendered ("payor revenues"). The Company estimates the amount of variable consideration that is included in the transaction price mainly by estimating claims denials by insurance payor, primarily based on actual historical collection experience by insurance payor. For the year ended December 31, 2023, payor revenues were $80.8 million.

Auditing management's determination of transaction price including variable consideration was complex and judgmental due to significant data inputs and subjective assumptions utilized in the process. In determining transaction price, management develops estimates based on actual historical collection experience by insurance payor.

How We Addressed the Matter in Our Audit

To test the estimate of variable consideration, our audit procedures also included, among others, assessing the methodology used and testing the underlying data used by the Company in its analysis. We compared the collection rates used by management to historical collection trends and evaluated whether changes in the Company’s business model, payors mix, and other factors would affect the estimate of variable consideration. We assessed the historical accuracy of management’s estimate and performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the expected collection rates used and the corresponding effect on revenues.

/s/ Kost Forer Gabbay & Kasierer

A Member of EY Global

We have served as the Company’s auditor since 2014.

Tel-Aviv, Israel

March 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Talkspace, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Talkspace Inc.'s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Talkspace Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Talkspace Inc. as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 13, 2024 expressed an unqualified opinion thereon.

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

/s/ Kost Forer Gabbay & Kasierer

A Member of EY Global

Tel-Aviv, Israel

March 13, 2024

TALKSPACE, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,908	$138,545
Accounts receivable, net	10,174	9,640
Other current assets	5,718	4,372
Total current assets	139,800	152,557
Property and equipment, net	314	677
Intangible assets, net	1,786	2,529
Other long-term assets	321	491
Total assets	$142,221	$156,254
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,111	$6,461
Deferred revenues	3,069	4,355
Accrued expenses and other current liabilities	12,468	16,502
Total current liabilities	21,648	27,318
Warrant liabilities	1,842	939
Other long-term liabilities	85	461
Total liabilities	23,575	28,718
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value — Authorized: 1,000,000,000 shares at December 31, 2023 and 2022; Issued and outstanding: 168,428,856 and 161,155,030 shares at December 31, 2023 and 2022, respectively	16	16
Additional paid-in capital	389,014	378,722
Accumulated deficit	(270,384)	(251,202)
Total stockholders’ equity	118,646	127,536
Total liabilities and stockholders’ equity	$142,221	$156,254

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$150,045	$119,567	$113,671
Cost of revenues	75,665	59,229	46,899
Gross profit	74,380	60,338	66,772
Operating expenses:
Research and development, net	17,571	21,659	15,919
Clinical operations, net	6,159	6,591	9,365
Sales and marketing	52,544	72,842	100,641
General and administrative	21,315	36,270	34,770
Impairment of goodwill	—	6,134	—
Total operating expenses	97,589	143,496	160,695
Operating loss	(23,209)	(83,158)	(93,923)
Financial (income), net	(4,245)	(3,740)	(31,228)
Loss before taxes on income	(18,964)	(79,418)	(62,695)
Taxes on income	218	254	47
Net loss	$(19,182)	$(79,672)	$(62,742)
Net loss per share:
Basic and diluted net loss per share	$(0.12)	$(0.51)	$(0.72)
Weighted average number of common shares used in computing basic and diluted net loss per share	165,039,920	156,885,256	86,775,948

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share and per share data)

	Convertible Preferred Stock		Common Stock
	Number of Shares Outstanding	Amount	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of January 1, 2021	94,582,550	$111,282	13,413,431	$1	$9,889	$(108,788)	$(98,898)
Exercise of stock options	—	—	3,627,127	*	2,098	—	2,098
Restricted stock units vested, net of tax	—	—	282,415	*	(491)	—	(491)
Stock-based compensation	—	—	—	—	27,405	—	27,405
Issuance of warrants	—	—	—	—	125	—	125
Common stock issued related to exercise of warrants	—	—	98,871	*	609	—	609
Acquisition of warrants	—	—	—	—	27,945	—	27,945
Preferred stock conversion	(94,582,550)	(111,282)	94,582,550	10	111,272	—	111,282
Issuance of common stock in connection with Business Combination and PIPE offering, net of issuance costs	—	—	40,858,053	4	184,936	—	184,940
Net loss	—	—	—	—	—	(62,742)	(62,742)
Balance as of December 31, 2021	—	—	152,862,447	15	363,788	(171,530)	192,273
Exercise of stock options	—	—	5,331,634	1	3,180	—	3,181
Restricted stock units vested, net of tax			2,960,949	*	(362)	—	(362)
Stock-based compensation	—	—	—	—	12,116	—	12,116
Net loss	—	—	—	—	—	(79,672)	(79,672)
Balance as of December 31, 2022	—	—	161,155,030	16	378,722	(251,202)	127,536
Exercise of stock options	—	—	4,592,195	*	2,707	—	2,707
Restricted stock units vested, net of tax	—	—	2,681,631	*	(810)	—	(810)
Stock-based compensation	—	—	—	—	8,395	—	8,395
Net loss	—	—	—	—	—	(19,182)	(19,182)
Balance as of December 31, 2023	—	$—	168,428,856	$16	$389,014	$(270,384)	$118,646

* Represents an amount lower than $1

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(19,182)	$(79,672)	$(62,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,196	1,357	1,973
Amortization of debt issuance costs	—	—	175
Stock-based compensation	8,395	12,116	27,405
Remeasurement of warrant liabilities	903	(3,131)	(31,784)
Impairment of goodwill	—	6,134	—
(Increase) decrease in accounts receivable	(534)	(4,126)	402
(Increase) decrease in other current assets	(1,346)	5,080	(8,053)
(Decrease) increase in accounts payable	(350)	(968)	503
(Decrease) increase in deferred revenues	(1,286)	(2,831)	2,014
(Decrease) increase in accrued expenses and other current liabilities	(4,034)	4,862	4,396
Other	(155)	102	—
Net cash used in operating activities	(16,393)	(61,077)	(65,711)
Cash flows from investing activities:
Purchase of property and equipment	(151)	(350)	(663)
Proceeds from sale of property and equipment	10	33	—
Net cash used in investing activities	(141)	(317)	(663)
Cash flows from financing activities:
(Payments) proceeds from reverse capitalization, net of transaction costs	—	(645)	249,334
Proceeds from exercise of stock options	2,707	3,181	2,098
Payments for employee taxes withheld related to vested stock-based awards	(810)	(853)	—
Proceeds from borrowings	—	—	6,000
Repayment of borrowings	—	—	(6,000)
Payment of debt issuance costs	—	—	(50)
Net cash provided by financing activities	1,897	1,683	251,382
Net (decrease) increase in cash and cash equivalents	(14,637)	(59,711)	185,008
Cash and cash equivalents at the beginning of the year	138,545	198,256	13,248
Cash and cash equivalents at the end of the year	$123,908	$138,545	$198,256

Supplemental cash flow data:
Cash paid during the year for interest	$—	$68	$538
Cash paid during the year for income taxes	$219	$122	$—
Non-cash investing activity:
Lease liabilities arising from obtaining right-of-use assets	$—	$466	$—
Non-cash financing activity:
Employee taxes withheld related to restricted stock units vested	$—	$—	$491
Conversion of preferred stock to common stock	$—	$—	$111,282

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

Talkspace was originally incorporated as Hudson Executive Investment Corp. (“HEC”), a special purpose acquisition company, for the purpose of entering into a business combination with one or more businesses or entities. On January 12, 2021, HEC, entered into an Agreement and Plan of Merger, dated as of January 12, 2021 (the “Merger Agreement”), with Groop Internet Platform, Inc. (“Old Talkspace”), Tailwind Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of HEC (“First Merger Sub”), and Tailwind Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”). On June 22, 2021, as contemplated by the Merger Agreement, First Merger Sub merged with and into Old Talkspace (the “First Merger”) with Old Talkspace surviving the First Merger, and immediately following the First Merger and as part of the same overall transaction as the First Merger, Old Talkspace merged with and into Second Merger Sub, with Second Merger Sub surviving the merger as a wholly owned subsidiary of HEC. The Company refers to this transaction as the Business Combination. In connection with the Business Combination, HEC filed the Certificate of Incorporation and changed its name to “Talkspace, Inc.”

The Company's principal executive office is located in New York, NY. The Company's subsidiaries are Talkspace LLC and its wholly-owned subsidiary Talkspace Network LLC, and Groop Internet Platform LTD. In addition, the Company holds a variable interest in one professional association and eight professional corporations, which have been established pursuant to the requirements of their respective domestic jurisdiction governing the corporate practice of medicine. See Note 12, “Variable Interest Entities,” in the notes to the consolidated financial statements for further details.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). In management’s opinion, the consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. The Company’s significant estimates and assumptions used in these consolidated financial statements include, but are not limited to, the recognition and disclosure of contingent liabilities, revenue recognition, stock-based compensation awards and the fair value of warrant liabilities. The Company bases its estimates on historical factors, current circumstances and the experience and judgment of management. The Company evaluates its assumptions on an ongoing basis. The Company's management believes that the estimates, judgments, and assumptions used are reasonable based on the information available at the time they are made. Estimates, by their nature, are based on judgment and available information, therefore, actual results could be materially different from these estimates.

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

Financial statements in U.S. dollars

The majority of the Company’s operations are based in the United States. Most of the Company’s revenues and costs are denominated in United States dollars (“dollar”). The Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and each of its subsidiaries operate. Thus, the dollar is the Company’s functional and reporting currency.

Accordingly, non-dollar denominated transactions and balances have been re-measured into the functional currency in accordance with ASC 830, “Foreign Currency Matters”. These transactions were not material for the years ended December 31, 2023, 2022 and 2021.

Cash and cash equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash, with original maturities of three months or less at the date acquired. The Company’s cash and cash equivalents generally consist of bank deposits and investments in money market funds.

The Company’s cash and cash equivalents are invested in major banks in the United States. Generally, these cash and cash equivalents and deposits may be redeemed upon demand. The Company deposits may exceed federally insured limits, however management believes that the financial institutions that hold the Company’s and its subsidiaries’ cash and cash equivalents are institutions with high credit standing, and accordingly, minimal credit risk exists with respect to these assets.

Property and equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the average useful lives of the assets. The following table presents the average useful life used for the Company's fixed assets:

Average Useful Life (years)
Computers and software	3
Furniture and equipment	5

Property and equipment, net was immaterial as of December 31, 2023 and 2022 and the related depreciation expense was immaterial for the years ended December 31, 2023, 2022 and 2021.

Internal-use Software

In accordance with ASC 350-40, Internal Use Software, the Company capitalizes certain internal use software development costs associated with creating and enhancing internally developed software related to its platform. Software development activities generally consist of three stages (i) the preliminary project stage, (ii) the application development stage, and (iii) the post-implementation stage. Costs incurred in the preliminary project stage and post-implementation stage of software development, or maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application development stage are capitalized. The costs of significant upgrades and enhancements are capitalized, according to the criteria for each project stage discussed above, if it is probable that the expenditure will result in additional functionality. Additional functionality means that the software modifications enable the software to perform tasks that it previously was not capable of performing. Capitalized costs include employee-related costs, inclusive of non-cash stock compensation expense for employees who are directly associated with and who devote time to software projects. These costs are amortized on a straight-line basis over the estimated useful life of the software. Capitalized costs for internal-use software were immaterial for the years ending December 31, 2023 and 2022.

Leases

The Company accounts for its leases in accordance with ASC 842, "Leases". The right-of-use ("ROU") asset represents the Company’s right to use an underlying asset for the lease term and the lease liability represents an obligation to make payments based on the present value of lease payments over the lease term. The Company uses incremental borrowing rates based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The lease term includes options to extend or terminate the lease when it is reasonably certain these will be exercised.

The Company has elected not to record operating lease ROU assets and lease liabilities for leases with an initial term of 12 months or less. The Company also elected the practical expedient to not separate lease and non-lease components for its leases. The Company's lease assets and liabilities were immaterial as of December 31, 2023 and 2022.

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

For the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $6.1 million. No impairment charges were incurred for the years ending December 31, 2023 and 2021.

Intangible Assets

Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. In cases where the Company reduces the estimated useful life for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life. See Note 4, "Intangible Assets, net" in the notes to the consolidated financial statements for further details.

Impairment of long-lived assets and intangible assets subject to amortization, including ROU lease asset

Property and equipment, intangible assets and ROU lease assets are reviewed for impairment in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators are present, management performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset to its carrying amount. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of the asset, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges related to long-lived assets for the years ended December 31, 2023, 2022 or 2021.

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

Through its platform, Talkspace serves:

•
Health insurance plans and employee assistance programs (“Payor”) who offer their insured members access to the Company's platform at in-network reimbursement rates.
•
Direct-to-Enterprise clients (“DTE”) who offer their enterprise members access to the Company's platform while their enterprise is under an active contract with Talkspace.
•
Individual subscribers (“Consumer”) who subscribe directly to the Company's platform.

Payor

The Company contracts with health insurance plans and employee assistance programs to provide therapy and psychiatry services to their eligible covered members. Revenue is recognized at a point in time, as virtual therapy or psychiatry sessions are rendered. The transaction price is determined based on contracted rates and includes variable consideration in the form of implicit price concessions. The Company determines the total transaction price, including an estimate of variable consideration, at contract inception and reassesses this estimate at each reporting date. The Company estimates the amount of variable consideration that is included in the transaction price primarily based on actual historical collection experience for each Payor. Revenue is presented net of implicit price concessions. Contracts include annual evergreen clauses and generally may be terminated by either party typically upon a minimum 60-day advance notice.

DTE

The Company contracts with enterprises to provide access to the Company's therapist platform for their enterprise members, primarily based on a per-member-per-month access fee model. To the extent the transaction price includes variable consideration, revenue is recognized using the variable consideration allocation exception, or, if the allocation exception is not met, the Company recognizes revenue ratably based on estimates of the variable consideration to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequent resolved. The majority of the contracts typically range in length from one to three years and are generally non-cancelable during the initial contractual term.

Consumer

The Company also generates revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to the Company's therapy platform as well as supplementary a la carte offerings directly to individual consumers through a subscription plan. The Company recognizes consumer revenues ratably over the subscription period, beginning when therapy services commence. The Company recognizes revenues from supplementary a la carte offerings at a point in time, as virtual therapy sessions are rendered. Members may cancel their subscription at any time and will receive a pro-rata refund for the subscription price. The transaction price from member subscription revenue and supplementary a la carte offerings includes variable consideration in the form of refunds. Revenue is presented net of refunds. The Company estimates the refund liability for the variable consideration portion of the transaction price primarily based on historical experience. The refund liability is recorded within the “Accrued expenses and other current liabilities” line item in the consolidated balance sheets. The refund liability was immaterial as of December 31, 2023 and 2022.

Accounts Receivable

Accounts receivables are stated net of credit losses allowance. The Company is exposed to credit losses primarily through its contracts with Payor and DTE clients. The Company’s methodology for estimating credit loss is based on historical collection experience, customer creditworthiness, current and future economic condition and market condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Accounts receivables are written off after all reasonable means to collect the full amount have been exhausted. Credit losses were immaterial for the years ended December 31, 2023, 2022 and 2021.

Deferred Revenue

The Company records deferred revenues when cash payments from customers are received in advance of the Company's performance obligations to provide services. As of December 31, 2023, deferred revenue related mainly to Consumer subscriptions. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”. Compensation costs for share-based awards are measured at the fair value on the grant date and recognized as expense using the straight-line method for service-based awards over the requisite service period.

The fair value of stock options is determined using the Black-Scholes-Merton option pricing model. The option-pricing model requires a number of assumptions, of which the most significant is the expected stock price volatility and the expected option term. Expected volatility is calculated based upon the Company's historical share price movements as well as similar traded companies’ historical share price movements as adequate historical experience is not available to provide a reasonable estimate based only on the Company's share price. Expected term is calculated based on the simplified method as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is calculated based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The fair value of restricted stock units is measured as the grant-date closing price of the Company’s common stock.

The Company recognizes forfeitures of awards as they occur.

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

Employee Benefit Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to participate in the plan. The Company contributes 100% of eligible employee’s elective deferral up to 4% of eligible earnings. The Company's matching contributions to participants’ accounts were immaterial for the years ended December 31, 2023, 2022 and 2021.

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

The Company does not provide deferred tax liabilities when it intends to reinvest earnings of a foreign subsidiary indefinitely or if distributed, no tax liability will be imposed. Undistributed earnings of a foreign subsidiary and unrecognized deferred tax liability related to such earnings are immaterial as of December 31, 2023.

As of December 31, 2023 and 2022 the Company did not record any provision for uncertain tax positions. The Company does not anticipate that the assessment will significantly increase or decrease within the next 12 months. No accrued interest or penalties were accrued as of December 31, 2023 and 2022.

Net loss per share

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

Recently Issued and Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

NOTE 3. REVENUE RECOGNITION

The following table presents the Company’s revenues from sales to unaffiliated customers disaggregated by revenue source:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenues from sales to unaffiliated customers:
Payor	$80,823	$36,168	$22,272
DTE	33,614	28,241	$16,642
Consumer	35,608	55,158	74,757
Total	$150,045	$119,567	$113,671

For the years ended December 31, 2023, 2022 and 2021, the majority of the Company’s revenues were generated from customers located in the United States.

For the year ended December 31, 2023, two customers represented 10% or more of total revenue. For the year ended December 31, 2022, two customers represented 10% or more of total revenue. No single customer represented 10% or more of total revenue for the year ended December 31, 2021.

Accounts Receivable

The Company had receivables related to revenue from DTE clients of $7.8 million and $7.4 million at December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and 2022, the balance of receivables related to revenue from Payor clients was $2.4 million and $2.2 million, respectively.

As of December 31, 2023, no single customer represented 10% or more of the accounts receivable balance. As of December 31, 2022, one customer represented 10% of the accounts receivable balance.

Deferred Revenue

For the year ended December 31, 2023 and 2022, the Company recognized revenues of $2.8 million and $6.2 million, respectively, that were included in deferred revenues at the beginning of the year. As of December 31, 2023, deferred revenue mainly related to the Company’s Consumer subscription business.

NOTE 4. INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following:

	As of December 31,
(in thousands)	2023	2022
Intangible assets with finite lives:
Acquired technology	$3,201	$3,201
Customer relationship	1,350	1,350
Non-Competition agreement	939	939
	5,490	5,490
Accumulated amortization:
Acquired technology	1,415	968
Customer relationship	1,350	1,350
Non-Competition agreement	939	643
	3,704	2,961
Intangible assets, net	$1,786	$2,529

Amortization expense for intangible assets was $0.7 million for the year ended December 31, 2023 ($0.9 million and $1.8 million for the years ended December 31, 2022 and 2021, respectively). Amortization related to intangible assets for acquired technology was included in cost of revenues and amortization related to intangible assets for customer relationships was included in sales and marketing expenses in the Company’s consolidated statement of operations for the periods presented.

Future amortization that will be charged to expense over the remaining life of the acquired technology intangible asset as of December 31, 2023 is as follows:

December 31,	In thousands
2024	$446
2025	446
2026	446
2027	448
$1,786

NOTE 5. FAIR VALUE MEASUREMENT

The carrying value of the Company’s cash, cash equivalents, accounts receivable, other current assets, accounts payable, and accrued liabilities approximate fair value because of the relatively short-term nature of the underlying assets or liabilities. Money market funds are classified within Level 1 of the fair value hierarchy because these assets are valued based on quoted market prices in active markets.

The Company assumed Public Warrants as a result of the Business Combination and also issued equity warrants to certain consultants. The Company determined these warrants met the criteria to be classified as equity in accordance with ASC 815-40. The Company valued these warrants using the instrument’s publicly listed trading price on the date of acquisition or issuance, where applicable, and included it in additional paid-in capital within stockholder’s equity. This is considered to be a non-recurring Level 1 measurement due to the use of an observable market quote in an active market.

In June 2021, the Company also assumed Private Placement Warrants which are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheets. The warrant liabilities were measured at fair value at inception and thereafter on a recurring, quarterly basis, with changes in fair value presented within financial (income), net, in the consolidated statement of operations. The Private Placement Warrants were valued using the Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the implied volatility from trading prices of the Company's Public Warrants, significant increases (decreases) in this input in isolation would have resulted in a significantly higher (lower) fair value measurement.

The following were the inputs utilized in determining the fair value of the Private Placement Warrants as of December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Dividend yield (1)	0%	0%
Expected volatility (2)	61.10%	93.00%
Risk-free interest rate (3)	4.13%	4.17%
Time to maturity (years)	2.47	3.47

(1) No dividends were paid for the years ending December 31, 2023 and 2022.

(2) The expected volatility is based on the volatility implied by backsolving to the Public Warrants' price as of the valuation date.

(3) The risk -free interest rate is based on the yield from U.S. Treasury bonds with an equivalent term to the time to maturity of the warrants.

Assets and Liabilities Measured at Fair Value

The Company's assets and liabilities, recorded at fair value on a recurring basis, as of December 31, 2023 and 2022, have been categorized based upon the fair value hierarchy as follows:

	Fair Value Measurements as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,078	$—	$—	$1,078
Cash equivalents
Money market funds	122,830	—	—	122,830
Total cash and cash equivalents	$123,908	$—	$—	$123,908
Liabilities
Private Placement Warrants	—	—	1,842	1,842
Total Warrant Liabilities	$—	$—	$1,842	$1,842

	Fair Value Measurements as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash	$118,038	$—	$—	$118,038
Cash equivalents
Money market funds	20,507	—	—	20,507
Total cash and cash equivalents	$138,545	$—	$—	$138,545
Liabilities
Private Placement Warrants	—	—	939	939
Total Warrant Liabilities	$—	$—	$939	$939

The following table presents changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2023 and 2022:

	Level 3 Liabilities
	Year Ended December 31, 2023
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$939	$903	$1,842

	Level 3 Liabilities
	Year Ended December 31, 2022
(in thousands)	Beginning Balance	Change in fair Value	Ending Balance
Private Placement Warrants	$4,070	$(3,131)	$939

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

In February 2023 the parties reached an agreement in principle to resolve the Derivative Action with respect to all named defendants in exchange for certain changes to the Company’s Corporate Governance environment, including the declassification of the Company’s board of directors, creation of a management-level disclosure committee, enhancements to the responsibilities and duties of the Company’s Audit Committee, the addition of independent directors, enhancements to employee compliance training and retention of an internal controls consultant. The declassification of the Company's board of directors was put forth as a proposal at the Company's 2023 Annual Shareholder Meeting, but it wasn’t approved by the general shareholder vote. On May 18, 2023, the parties entered into a Stipulation of Settlement and Release Agreement (the “Stipulation”) that sets forth the terms and conditions for the proposed settlement and dismissal with prejudice of the Derivative Action (the “Derivative Settlement”). On June 30, 2023, the court entered an order preliminarily approving the Stipulation and proposed Derivative Settlement and scheduling a hearing for August 16, 2023 to determine whether to give final approval to the Derivative Settlement. On August 16, 2023, the court granted final approval to the Derivative Settlement in all respects. The defendants have not admitted any liability or wrongdoing in connection with the Derivative Settlement and have entered into the Derivative Settlement solely to avoid the costs, risks, distraction, and uncertainties of continued litigation of the Derivative Action.

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

NOTE 7. CAPITAL STOCK

The Company’s authorized capital stock consists of (a) 1,000,000,000 shares of common stock, par value $0.0001 per share; and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2023 and 2022 there were 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock at an exercise price of $11.50 per share. As of December 31, 2023 and 2022, no shares of preferred stock were issued or outstanding.

NOTE 8. SHARE-BASED COMPENSATION

In June 2021, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”) under which the Company may grant cash and equity incentive awards to officers, employees, directors, consultants and service providers in order to attract, motivate and retain the talent. The 2021 Plan replaced the Company's previous stock compensation plan.

All stock-based awards are measured based on the grant date fair value and are recognized on a straight-line basis in the Company’s consolidated statement of operations over the requisite service period (generally requiring a four-year vesting period).

Stock Options

Stock options generally vest over a four-year period and are exercisable a maximum period of ten years. A summary of the Company’s stock option activity for the year ended December 31, 2023 is as follows:

	Year Ended December 31, 2023
	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1) (in thousands)
Outstanding at beginning of year	16,876,326	$2.03	7.26	$1,135
Granted	1,293,045	1.21
Exercised	(4,592,195)	0.59
Forfeited	(3,018,603)	3.18
Outstanding at end of year (2)	10,558,573	$2.23	7.18	$11,774
Exercisable at end of year (2)	7,147,389	$2.11	6.54	$8,289

(1)
The aggregate intrinsic value of options outstanding at end of the year and options exercisable at end of the year does not include 2,514,361 and 1,643,117, respectively, of stock options that are out of the money.
(2)
Excludes 650,000 fully-vested stock options with an exercise price of $11.50 issued in June 2021 to a consultant.

The weighted average grant-date fair value of stock options granted to employees during the years ended December 31, 2023 was $0.74 per share ($0.88 and $3.81 per share for the years ended December 31, 2022 and 2021, respectively).

The fair value for options granted for the years ended December 31, 2023, 2022 and 2021 was estimated on the date of grant using a Black-Scholes-Merton options pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2023	2022	2021
Dividend yield (1)	0%	0%	0%
Expected volatility (2)	58.63% - 68.40%	66.80%-86.13%	65.00%-75.23%
Risk-free interest rate (3)	3.70%-4.22%	1.76%-4.11%	0.66%-1.39%
Expected term (years) (4)	5.23 - 6.25	5.07-6.25	5.27-6.25

(1)
No dividends were paid during the years ending December 31, 2023, 2022 and 2021.
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
(4)
The expected term of stock options granted is calculated using the simplified method for “plain vanilla” stock options awards.

As of December 31, 2023, there was $4.8 million of total unrecognized compensation cost related to non-vested stock options that are expected to be recognized over a period of up to 4.2 years.

Restricted Stock Units

Restricted Stock Units ("RSUs") typically vest over a four-year period. The following table summarizes the activity for RSUs for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Number of restricted stock units	Weighted average grant-date fair value
Nonvested at beginning of year	9,127,051	$1.46
Granted	5,198,971	$1.13
Vested	(3,190,804)	$1.40
Forfeited	(2,150,391)	$1.42
Nonvested at end of year	8,984,827	$1.30

The total fair value of RSUs vested during the year ended December 31, 2023 was $5.0 million ($3.7 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively)

As of December 31, 2023, there was $11.0 million of total unrecognized compensation cost related to non-vested RSUs that are expected to be recognized over a period of up to 4.2 years.

The following table sets forth the total share-based compensation expense related to stock options and RSUs included in the respective components of operating expenses in the consolidated statement of operations:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Research and development, net	$2,463	$2,550	$3,102
Clinical Operations, net	455	549	1,711
Sales and Marketing	1,722	3,090	6,089
General and administrative	3,755	5,927	16,503
Total stock-based compensation expense	$8,395	$12,116	$27,405

The Company recognized $15.2 million in additional share-based compensation expense during the year ended December 31, 2021 as a result of the Business Combination. Additionally, the Company recognized $3.8 million in share-based compensation expense as a result of the modification of Mr. and Ms. Frank's equity awards during the year ended December 31, 2021, in connection with their departure from the Company.

NOTE 9. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in thousands except share and per share data)	2023	2022	2021
Net loss	$(19,182)	$(79,672)	$(62,742)
Weighted-average shares used to compute net loss per share:
Basic and diluted	165,039,920	156,885,256	86,775,948
Net loss per share:
Basic and diluted	$(0.12)	$(0.51)	$(0.72)

For the year ended December 31, 2023, the following were excluded from the calculation of diluted loss per share since each would have had an anti-dilutive effect given the Company’s net loss: 10,558,573 stock options, 8,984,827 restricted stock units, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock.

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

NOTE 10. TAXES ON INCOME

The Company and its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions. The Company assessed its uncertain tax positions and determined that it has no uncertain tax positions at December 31, 2023.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Loss before income taxes	$(18,964)	$(79,418)	$(62,695)
Statutory tax rate	21%	21%	21%
Federal taxes	(3,982)	(16,678)	(13,166)
Increase (decrease) in effective tax rate due to:
State taxes, net of federal benefit	276	(4,079)	(2,500)
Impairment of goodwill	—	1,288	—
Permanent differences	897	83	(1,492)
Other Adjustments	(373)	(6,669)	94
Valuation allowance	3,400	26,309	17,111
Actual income taxes	$218	$254	$47

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

(Loss) income before taxes is attributable to the following tax jurisdictions:

	Year Ended December 31,
(in thousands)	2023	2022	2021
U.S. operations	$(19,576)	$(79,788)	$(62,902)
Foreign operations	612	370	207
	$(18,964)	$(79,418)	$(62,695)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
(in thousands)	2023	2022
Net deferred tax assets:
Net operating loss carryforwards	$70,701	$64,644
Stock based compensation	2,892	4,098
Fixed assets	378	375
Other	45	1,499
Total gross deferred tax assets, net	74,016	70,616
Valuation allowance	(74,016)	(70,616)
Net deferred tax assets
Deferred tax liabilities (long term):
Warrants	—	—
Net deferred tax assets	$—	$—

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses, management believes the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a full valuation allowance. A valuation allowance has been recorded for the net deferred tax assets at December 31, 2023 and 2022.

The Company maintains a full valuation allowance on its net deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. Management considered the Company’s cumulative loss in recent years and forecasted losses in the near term as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, management determined that the negative evidence outweighed the positive evidence and that a full valuation allowance on the net deferred tax assets will be maintained. Management will continue to assess the realizability of our deferred tax assets going forward and will adjust the valuation allowance as needed. The Company’s valuation allowance increased by $3.4 million during the year ended December 31, 2023 primarily due to increases in its net operating loss carryforwards.

At December 31, 2023, the Company has federal and state net operating loss carryovers (“NOL”) of approximately $282.5 million and $246.9 million, respectively, which are available to reduce future taxable income. The NOL carryforwards begin to expire in 2032 and may become subject to annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under I.R.C. Section 382. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or future tax liabilities. The federal losses generated from 2018 onward do not expire.

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

NOTE 11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following:

	As of December 31,
(in thousands)	2023	2022
Employee compensation	$7,269	$5,290
User acquisition	1,525	2,256
Professional fees	626	543
Litigation costs	—	5,500
Other	3,048	2,913
Accrued expenses and other current liabilities	$12,468	$16,502

NOTE 12. VARIABLE INTEREST ENTITIES ("VIEs")

In the second quarter of 2022, the Company completed a transition with respect to its relationship with its providers, transitioning to a structure whereby Talkspace LLC has entered into various agreements with a Texas professional association entity (Talkspace Provider Network, PA or “TPN”), which in turn contracts with our other affiliated professional entities ("PC entities"), physicians, therapists, and other licensed professionals for clinical and professional services provided to the Company's members. Talkspace LLC is party to various Management Services Agreements (“MSAs”) with TPN as well the PC entities as part of this transition. The Company believes the transition to a structure where it operates under various MSAs with professional associations and professional corporations authorized by state law to contract with affiliated professionals to delivery teletherapy services to its members, helps ensure the Company is able to comply with all applicable regulatory requirements, including the corporate practice of medicine and fee-splitting laws, that are necessarily implicated by engaging in telehealth care that can only be delivered by physicians. The Company is continuing to transition its current agreements with its clients, members and other business partners to TPN or the PC entities, where applicable.

Pursuant to the MSAs, Talkspace LLC is the managing entity (the “Manager”) and provides management and administrative resources and services essential to the operations of TPN and the PC entities and receives a management fee for these services and reimbursement of expenses incurred. TPN and the PC entities in turn have the obligation under the MSAs to engage all licensed physicians and other health professionals to provide behavioral healthcare services to the Company's members. In addition, to the extent that TPN or the PC entities lack sufficient funds to meet their obligations, the Manager may, at its sole discretion, advance funds to TPN or the PC entities to cover these obligations. Such advances would be considered loans made by Manager and should be repaid as per the terms of the management agreement. No such advances have been made by the Manager to TPN or the PC entities for years ended December 31, 2023 and 2022.

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

The following table details the assets and liabilities of the VIEs as of December 31, 2023 and 2022. The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

(in thousands)	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$167	$883
Accounts receivable	4,031	1,716
Other assets	11,493	4,813
Total Assets	$15,691	$7,412
LIABILITIES
Accrued expenses and other current liabilities	2,831	3,758
Total Liabilities	$2,831	$3,758

NOTE 13. SUBSEQUENT EVENT

Share Repurchase Program

On February 22, 2024, the Company announced that its Board of Directors has approved a share repurchase program which authorizes the repurchase of up to $15 million of the currently outstanding shares of the Company’s common stock over a period of twenty-four months beginning on March 1, 2024 (the “Repurchase Program”). Under the Repurchase Program, the Company may repurchase shares through various methods, including open market purchases and privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as price, market conditions, corporate and regulatory requirements, constraints specified in any Rule 10b5-1 trading plans, alternative investment opportunities and other business considerations.

The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and may be suspended or terminated at any time.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this report, an evaluation was carried out by certain members of Company management, with the participation of the Chief Executive Officer and our Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Management also believes that the consolidated financial statements in this Annual Report on Form 10-K present, in all material aspects, the company’s financial condition as reported, in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”).

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The Company’s independent registered public accounting firm, Kost Forer Gabbay & Kasierer, A Member of EY Global, which audited our consolidated financial statements included in this Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, and has issued an attestation, which appears in their report above.

Changes in Internal Control Over Financial Reporting

As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as of that fiscal year-end, we had ineffective controls with respect to certain information technology general controls (ITGCs) and, as a result, certain business process controls (automated and IT-dependent manual controls) that were dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs, were deemed ineffective.

We also had a material weakness in connection with our process to monitor and provide oversight over the testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner.

As previously reported, we have over time been implementing improvements to our control system with the goal of remediating these material weaknesses in internal control over financial reporting by December 31, 2023. During the fiscal quarter ended December 31, 2023, we completed our remediation plan. As a result, management has determined that, as of December 31, 2023, there are no longer any material weaknesses in our internal control over financial reporting. Among the aggregate improvements we have made, we have:

•
hired additional personnel with appropriate technical skill sets;
•
developed an execution plan and resourcing to test controls and providing timely feedback of any deficiencies noted to complete and maintain remediation;
•
established a training program for the entire organization to support ongoing execution of internal controls and adherence to control activities;
•
actively monitored (and continue to monitor) corrective actions and providing status reporting to leadership on the progress.

As a result of the aggregate effect of the foregoing improvements and after testing both the design and operating effectiveness of the redesigned controls, management has determined that, as of December 31, 2023, our previously reported material weaknesses in internal control over financial reporting have been remediated.

Item 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1)
Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Supplemental Data filed as part of this Form 10-K. See Item 8 (pages 60 to 78)
(2)
Financial Statement Schedules

Not Applicable

(3)
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 83 to 84)
(b)
Exhibits

See the Exhibit Index included hereinafter on pages 83 to 84

(c)
Financial Statement Schedules excluded from the annual report to stockholders

None

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1+	Agreement and Plan of Merger, dated as of January 12, 2021, by and among Hudson Executive Investment Corp., Tailwind Merger Sub I, Inc., Tailwind Merger Sub II, LLC, and Groop Internet Platform, Inc. (d/b/a Talkspace).	S-4	333-252638	2.1	2/2/21
3.1	Second Amended and Restated Certificate of Incorporation of Talkspace, Inc.	8-K/A	001-39314	3.1	6/23/21
3.2	Bylaws of Talkspace, Inc.	8-K/A	001-39314	3.2	6/23/21
4.1	Warrant Agreement, dated as of June 8, 2020, by and between Continental Stock Transfer & Trust Company and Hudson Executive Investment Corp.	8-K	001-39314	4.1	6/11/20
4.2	Specimen Warrant Certificate of the Registrant.	S-1/A	333-238583	4.3	6/5/20
4.3	Specimen Common Stock Certificate.	S-4/A	333-252638	4.5	5/20/21
4.4	Description of Common Stock.	10-K	001-39314	4.4	2/25/22
10.1†	2021 Incentive Award Plan.	S-8	333-259165	99.1	8/30/21
10.2†	2021 Employee Stock Purchase Plan.	S-8	333-259165	99.2	8/30/21
10.3†	2014 Stock Incentive Plan.	S-8	333-259165	99.3	8/30/21
10.4†	Form of Indemnification Agreement.	8-K	001-39314	10.1	6/23/21
10.5	Amended and Restated Registration Rights Agreement, by and among Talkspace, Inc. and the holders party thereto.	8-K	001-39314	10.2	6/23/21
10.6†	Non-Employee Director Compensation Program.	8-K	001-39314	10.3	6/23/21
10.7†	Form of Stock Option Agreement under the Talkspace, Inc. 2021 Incentive Award Plan.	8-K	001-39314	10.7(a)	6/23/21
10.8†	Form of Restricted Stock Unit Agreement under the Talkspace, Inc. 2021 Incentive Award Plan.	8-K	001-39314	10.7(b)	6/23/21
10.9†	Executive Severance Plan.	8-K	001-39314	10.9	6/23/21
10.10+	Credit and Security Agreement, dated as of March 15, 2021, by and among Talkspace Network LLC, Groop Internet Platform, Inc. and JPMorgan Chase Bank, N.A.	S-4/A	333-252638	10.19	4/6/21
10.11†	Employment Agreement, dated July 2, 2021, between the Company and Jennifer Fulk.	10-Q	001-39314	10.14	8/9/21
10.12†	Retention Agreement, dated December 6, 2021 by and between the Company and Jennifer Fulk.	8-K	001-39314	10.1	12/10/21
10.16†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and Gil Margolin.	10-K	001-39314	10.16	2/25/22
10.17†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and Samara Braunstein.	10-K	001-39314	10.17	2/25/22
10.18†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and John C. Reilly.	10-K	001-39314	10.18	2/25/22
10.19†	Retention Agreement, dated as of December 6, 2021, by and between Talkspace, Inc. and Gil Margolin.	10-K	001-39314	10.19	2/25/22
10.20†	Retention Agreement, dated as of December 6,2021, by and between Talkspace, Inc. and Samara Braunstein.	10-K	001-39314	10.20	2/25/22
10.21†	Retention Agreement, dated as of December 6, 2021, by and between Talkspace, Inc. and John C. Reilly.	10-K	001-39314	10.21	2/25/22
10.22†	Employment Offer Letter, dated as of November 9, 2022, by and between Talkspace, Inc. and Jon R. Cohen.	10-K	001-39314	10.22	3/10/23
10.23†	Employment Offer Letter, dated as of August 11, 2023, by and between Talkspace, Inc. and Nikole Benders-Hadi.					*
21.1	List of Subsidiaries of Talkspace, Inc.					*
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Talkspace, Inc. Clawback Policy.					*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).	*

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

TALKSPACE, INC.

Date: March 13, 2024	By:	/s/ Jon R. Cohen
Jon R. Cohen
Chief Executive Officer

Date: March 13, 2024	By:	/s/ Jennifer Fulk
Jennifer Fulk
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jon R. Cohen	Chief Executive Officer and Director	March 13, 2024
Jon R. Cohen	(Principal Executive Officer)

/s/ Jennifer Fulk	Chief Financial Officer	March 13, 2024
Jennifer Fulk	(Principal Financial and Accounting Officer)

/s/ Douglas Braunstein	Chairman of the Board	March 13, 2024
Douglas Braunstein
/s/ Erez Shachar	Director	March 13, 2024
Erez Shachar

/s/ Curtis Warfield	Director	March 13, 2024
Curtis Warfield

/s/ Jacqueline Yeaney	Director	March 13, 2024
Jacqueline Yeaney

/s/ Michael Hansen	Director	March 13, 2024
Michael Hansen

/s/ Madhu Pawar	Director	March 13, 2024
Madhu Pawar

/s/ Liat Ben-Zur	Director	March 13, 2024
Liat Ben-Zur

/s/ Swati Abbott	Director	March 13, 2024
Swati Abbott