Form 10-Q
period 2024-03-31
Talkspace, Inc.
filed 2024-05-09
CIK 1803901

first quarter

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 169,684,974 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(U.S. dollars in thousands, except share and per share data)	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$120,278	$123,908
Accounts receivable, net	11,035	10,174
Other current assets	4,417	5,718
Total current assets	135,730	139,800
Other long-term assets	2,546	2,421
Total assets	$138,276	$142,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,805	$6,111
Deferred revenues	2,883	3,069
Accrued expenses and other current liabilities	6,998	12,468
Total current liabilities	15,686	21,648
Warrant liabilities	2,988	1,842
Other long-term liabilities	24	85
Total liabilities	18,698	23,575
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value — Authorized: 1,000,000,000 shares at March, 2024 (unaudited) and December 31, 2023; Issued and outstanding: 169,569,075 and 168,428,856 shares at March 31, 2024 (unaudited) and December 31, 2023, respectively	16	16
Additional paid-in capital	391,412	389,014
Accumulated deficit	(271,850)	(270,384)
Total stockholders’ equity	119,578	118,646
Total liabilities and stockholders’ equity	$138,276	$142,221

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except share and per share data)	2024	2023
Revenues	$45,416	$33,336
Cost of revenues	23,685	16,588
Gross profit	21,731	16,748
Operating expenses:
Research and development	3,739	5,353
Clinical operations, net	1,464	1,601
Sales and marketing	13,009	13,469
General and administrative	5,198	5,364
Total operating expenses	23,410	25,787
Operating loss	(1,679)	(9,039)
Financial (income), net	(378)	(424)
Loss before taxes on income	(1,301)	(8,615)
Taxes on income	165	143
Net loss	$(1,466)	$(8,758)

Net loss per share:
Basic and Diluted	$(0.01)	$(0.05)
Weighted average number of common shares used in computing basic and diluted net loss per share:
Basic and Diluted	168,846,946	161,797,781

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)	Common Stock
Three Months Ended March 31, 2024	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2023	168,428,856	$16	$389,014	$(270,384)	$118,646
Exercise of stock options	605,565	*)	741	—	741
Restricted stock units vested, net of tax	534,654	*)	(595)	—	(595)
Stock-based compensation	—	—	2,252	—	2,252
Net loss	—	—	—	(1,466)	(1,466)
Balance as of March 31, 2024 (unaudited)	169,569,075	$16	$391,412	$(271,850)	$119,578

	Common Stock
Three Months Ended March 31, 2023	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2022	161,155,030	$16	$378,722	$(251,202)	$127,536
Exercise of stock options	1,739,265	*)	621	—	621
Restricted stock units vested, net of tax	225,050	*)	(65)	—	(65)
Stock-based compensation	—	—	2,303	—	2,303
Net loss	—	—	—	(8,758)	(8,758)
Balance as of March 31, 2023 (unaudited)	163,119,345	$16	$381,581	$(259,960)	$121,637

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(U.S. dollars in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(1,466)	$(8,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	201	306
Stock-based compensation	2,252	2,303
Remeasurement of warrant liabilities	1,146	189
Increase in accounts receivable	(861)	(2,820)
Decrease in other current assets	1,301	559
(Decrease) increase in accounts payable	(306)	1,213
Decrease in deferred revenues	(186)	(232)
Decrease in accrued expenses and other current liabilities	(5,470)	(6,702)
Other	(2)	(95)
Net cash used in operating activities	(3,391)	(14,037)
Cash flows from investing activities:
Purchase of property and equipment	(385)	(9)
Proceeds from sale of property and equipment	—	28
Net cash used in investing activities	(385)	19
Cash flows from financing activities:
Proceeds from exercise of stock options	741	621
Payments for employee taxes withheld related to vested stock-based awards	(595)	(65)
Net cash provided by financing activities	146	556
Net decrease in cash and cash equivalents	(3,630)	(13,462)
Cash and cash equivalents at the beginning of the period	123,908	138,545
Cash and cash equivalents at the end of the period	$120,278	$125,083

Supplemental cash flow data:
Cash paid during the period for income taxes	$15	$168

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

The Company's principal executive office is located in New York, NY. The Company's subsidiaries are Talkspace LLC and its wholly-owned subsidiary, Talkspace Network LLC, and Groop Internet Platform LTD. In addition, the Company holds a variable interest in one professional association and eight professional corporations, which have been established pursuant to the requirements of their respective domestic jurisdiction governing the corporate practice of medicine. These entities are considered Variable Interest Entities ("VIEs"). See Note 10, “Variable Interest Entities,” in the notes to the condensed consolidated financial statements for further details.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The Company’s interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2023, have been applied consistently in these unaudited condensed consolidated financial statements, unless otherwise stated.

The Company consolidates all subsidiaries in which it has a controlling financial interest, as well as any VIEs where the Company is deemed to be the primary beneficiary. Intercompany transactions and balances have been eliminated in the preparation of the condensed consolidated financial statements.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. The Company’s significant estimates and assumptions used in these condensed consolidated financial statements include, but are not limited to, the recognition and disclosure of revenue recognition, stock-based compensation awards and the fair value of warrant liabilities. The Company bases its estimates on historical factors, current circumstances and the experience and judgment of management. The Company evaluates its assumptions on an ongoing basis. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based on information available at the time they are made. Estimates, by their nature, are based on judgment and available information, therefore, actual results could be materially different from these estimates.

Recently Issued and Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023- 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

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

Through its platform, Talkspace serves:

•
Health insurance plans and employee assistance programs (“Payor”) who offer their insured members access to the Company's platform at in-network reimbursement rates,
•
Direct-to-Enterprise customers (“DTE”) who offer their enterprise members access to the Company's platform while their enterprise is under an active contract with Talkspace, and
•
Individual subscribers (“Consumer”) who subscribe directly to the Company's platform.

Payor

The Company contracts with health insurance plans and employee assistance programs to provide therapy and psychiatry services to their eligible covered members. Revenue is recognized at a point in time, as virtual therapy or psychiatry sessions are rendered. The transaction price is determined based on contracted rates and includes variable consideration in the form of implicit price concessions. The Company determines the total transaction price, including an estimate of variable consideration, at contract inception and reassesses this estimate at each reporting date. The Company estimates the amount of variable consideration that is included in the transaction price primarily based on actual historical collection experience for each Payor. Revenue is presented net of implicit price concessions. Payor contracts include annual evergreen clauses and generally may be terminated by either party typically upon a minimum 60-day advance notice.

DTE

The Company contracts with enterprises to provide access to the Company's therapist platform for their enterprise members, primarily based on a per-member-per-month access fee model. To the extent the transaction price includes variable consideration, revenue is recognized using the variable consideration allocation exception, or, if the allocation exception is not met, the Company recognizes revenue ratably based on estimates of the variable consideration to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequent resolved. The majority of DTE contracts typically range in length from one to three years and are generally non-cancelable during the initial contractual term.

Consumer

The Company also generates revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to the Company's therapy platform as well as supplementary a la carte offerings directly to individual consumers through a subscription plan. The Company recognizes consumer revenues ratably over the subscription period, beginning when therapy services commence. The Company recognizes revenues from supplementary a la carte offerings at a point in time, as virtual therapy sessions are rendered. Members may cancel their subscription at any time and will receive a pro-rata refund for the subscription price. The transaction price from member subscription revenue and supplementary a la carte offerings includes variable consideration in the form of refunds. Revenue is presented net of refunds. The Company estimates the refund liability for the variable consideration portion of the transaction price primarily based on historical experience. The refund liability is recorded within the “Accrued expenses and other current liabilities” line item in the consolidated balance sheets. The refund liability was immaterial as of March 31, 2024 and December 31, 2023.

The following table presents the Company’s revenues from sales to unaffiliated customers disaggregated by revenue source:

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenues from sales to unaffiliated customers:	Unaudited	Unaudited
Payor	$28,508	$14,811
DTE	9,913	8,676
Consumer	6,995	9,849
Total revenue	$45,416	$33,336

Accounts Receivable and Allowance for Credit Losses

The Company had receivables related to revenue from DTE customers of $8.3 million and $7.8 million at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the balance of receivables related to revenue from Payor customers was $2.7 million and $2.4 million, respectively.

Accounts receivables are stated net of credit losses allowance. The Company’s methodology for estimating credit loss is based on historical collection experience, customer creditworthiness, current and future economic condition and market condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Accounts receivables are written off after all reasonable means to collect the full amount have been exhausted. Credit losses were immaterial for the three months ended March 31, 2024 and 2023.

Deferred Revenue

The Company records deferred revenues when cash payments from customers are received in advance of the Company's performance obligation to provide services. As of March 31, 2024 and December 31, 2023, deferred revenue related mainly to consumer subscriptions. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less. Revenue recognized in the three months ended March 31, 2024 and 2023, that was included in the deferred revenue balance at the beginning of each reporting period was immaterial.

NOTE 4. FAIR VALUE MEASUREMENTS

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

The Company's Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheets. The warrant liabilities were measured at fair value at inception and thereafter on a recurring, quarterly basis, with changes in fair value presented within the statement of operations (financial income, net) line item. The Private Placement Warrants were valued using the Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the implied volatility from trading prices of the Company's Public Warrants, significant increases (decreases) in this input in isolation would have resulted in a significantly higher (lower) fair value measurement.

The following were the inputs utilized in determining the fair value of the Private Placement Warrants as of March 31, 2024 and 2023:

	March 31,
Unaudited	2024	2023
Dividend yield (1)	0%	0%
Expected volatility (2)	56.40%	96.20%
Risk-free interest rate (3)	4.55%	3.75%
Term to warrant expiration (years)	2.22	3.23

(1) No dividends were paid during the three months ended March 31, 2024 and 2023.

(2) The expected volatility is based on the back-solved implied volatility of the Company's public warrants as of the valuation date.

(3) The risk-free interest rate is based on the yield from U.S. Treasury bonds with an equivalent term to the time to maturity of the warrants.

Assets and Liabilities Measured at Fair Value

The Company's assets and liabilities recorded at fair value on a recurring basis as of March 31, 2024 and 2023, have been categorized based upon the fair value hierarchy as follows:

	Fair Value Measurements as of March 31, 2024
	Unaudited
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash	$446	$—	$—	$446
Cash equivalents
Money market funds	119,832	—	—	119,832
Total cash and cash equivalents	$120,278	$—	$—	$120,278
Liabilities
Private Placement Warrants	—	—	2,988	2,988
Total Warrant Liabilities	$—	$—	$2,988	$2,988

	Fair Value Measurements as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,078	$—	$—	$1,078
Cash equivalents
Money market funds	122,830	—	—	122,830
Total cash and cash equivalents	$123,908	$—	$—	$123,908
Liabilities
Private Placement Warrants	—	—	1,842	1,842
Total Warrant Liabilities	$—	$—	$1,842	$1,842

The following table presents changes in Level 3 liabilities measured at fair value on a recurring basis during the three months ended March 31, 2024 and 2023:

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended March 31, 2024
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,842	$1,146	$2,988

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended March 31, 2023
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$939	$189	$1,128

NOTE 5. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

The Company may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. The Company accrues for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and the Company can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. As of March 31, 2024, there were no pending material legal proceedings, claims or litigation.

Warranties and Indemnification

The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if there is a breach of a customer’s data or if the Company’s service infringes a third party’s intellectual property rights. To date, the Company has not incurred any material costs as a result of such indemnifications.

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

NOTE 6. CAPITAL STOCK

The Company’s authorized capital stock consists of (a) 1,000,000,000 shares of common stock, par value $0.0001 per share; and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2024 and December 31, 2023 there were outstanding 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock at an exercise price of $11.50 per share. As of March 31, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.

On February 22, 2024, the Company announced that its Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15 million of the currently outstanding shares of the Company’s common stock over a period of twenty-four months beginning on March 1, 2024 (the “Repurchase Program”). As of March 31, 2024, no shares have been purchased under the Repurchase Program.

The Company may repurchase shares through various methods, including open market purchases and privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as price, market conditions, corporate and regulatory requirements, constraints specified in any Rule 10b5-1 trading plans, alternative investment opportunities and other business considerations. All shares purchased will be canceled. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and may be suspended or terminated at any time.

NOTE 7. SHARE-BASED COMPENSATION

In June 2021, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”) under which the Company may grant cash and equity incentive awards to officers, employees, directors, consultants and service providers in order to attract, motivate and retain talent. The 2021 Plan replaced the Company's previous stock compensation plan.

All stock-based awards are measured based on the grant date fair value and are generally recognized on a straight-line basis in the Company’s condensed consolidated statement of operations over the requisite service period (generally requiring a four-year vesting period).

The following table sets forth the total share-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
(in thousands)	Unaudited	Unaudited
Research and development	$635	$674
Clinical operations, net	51	120
Sales and marketing	449	391
General and administrative	1,117	1,118
Total stock-based compensation expense	$2,252	$2,303

NOTE 8. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2024	2023
(in thousands, except share and per share data)	Unaudited	Unaudited
Net loss	$(1,466)	$(8,758)
Weighted-average shares used to compute net loss per share:
Basic and Diluted	168,846,946	161,797,781
Net loss per share:
Basic and Diluted	$(0.01)	$(0.05)

For the three months ended March 31, 2024, the following were excluded from the calculation of diluted net loss per share since each would have had an anti-dilutive effect given the Company's net loss: 10,957,900 vested and non-vested stock options outstanding, 9,650,229 non-vested and outstanding restricted stock units, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock.

For the three months ended March 31, 2023, the following were excluded from the calculation of diluted income per share since each would have had an anti-dilutive effect given the Company's net loss: 14,746,915 vested and non-vested stock options outstanding, 11,549,261 non-vested and outstanding restricted stock units, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock.

NOTE 9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents the amounts included within accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
(in thousands)	Unaudited
Employee compensation	$2,073	$7,269
User acquisition	1,831	1,525
Professional fees	743	626
Other	2,351	3,048
Accrued expenses and other current liabilities	$6,998	$12,468

NOTE 10. VARIABLE INTEREST ENTITIES ("VIEs")

The Company holds a variable interest in Talkspace Provider Network, PA (“TPN”) and eight affiliated professional corporations (“PC entities”). The Company evaluates whether an entity in which it has a variable interest is considered a VIE. VIEs are generally entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to direct the activities of the entity that most significantly impact the entity's economic performance through voting rights and a right to receive the expected residual returns of the entity or an obligation to absorb the expected losses of the entity). TPN and the PC entities are considered VIEs.

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

The following table details the assets and liabilities of the VIEs as of March 31, 2024 and December 31, 2023. The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	March 31, 2024	December 31, 2023
(in thousands)	Unaudited
ASSETS
Cash and cash equivalents	$603	$167
Accounts receivable	7,198	4,031
Other assets	9,797	11,493
Total Assets	$17,598	$15,691
LIABILITIES
Accrued expenses and other current liabilities	1,691	2,831
Total Liabilities	$1,691	$2,831

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section as to “Talkspace,” the “Company,” “we,” “us” or “our” refer to the business of Talkspace, Inc. and its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes contained in this Quarterly Report and the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those discussed in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and “Forward-Looking Statements” sections and elsewhere in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the three months ended March 31, 2024 and 2023.

Overview

Talkspace is a healthcare company offering its members convenient and affordable access to a fully-credentialed network of highly qualified providers. We are a leading virtual behavioral health company and, since Talkspace’s founding in 2012, we have connected millions of patients with licensed mental health providers across a wide and growing spectrum of care through virtual counseling, psychotherapy and psychiatry. We created a purpose-built platform to address the vast, unmet and growing demand for mental health services of our members, serving our payor customers (“Payor”), comprised of health plans and employee assistance programs such as Aetna, Cigna, and Optum, who offer their insured members access to our platform at in-network reimbursement rates; our Direct-to-Enterprise customers ("DTE") comprised of enterprises such as Google, the University of Kentucky and the New York City Department of Health and Mental Hygiene, who offer their enterprise members access to our platform while their enterprise is under an active contract with Talkspace; and individual consumers ("Consumer") who subscribe directly to our platform.

As of March 31, 2024, we had approximately 131.4 million eligible lives compared to 98 million eligible lives as of March 31, 2023. As of March 31, 2024, we had over 11,100 consumer active members compared to 15,100 consumer active members as of March 31, 2023. For the three months ended March 31, 2024, our clinicians completed 284,200 sessions related to members covered under our Payor customers, compared to 171,700 completed sessions for the three months ended March 31, 2023. Please refer to the “Key Business Metrics” section below for a description of eligible lives and consumer active members.

Inflation Risk and Economic Conditions

The demand for our solution is dependent on the general economy, which is in turn affected by geopolitical conditions, the stability of the global credit markets, inflationary pressures, increasing interest rates, the industries in which our Payor and DTE customers operate or serve, and other factors. Downturns in the general economy could disproportionately affect the demand for our solution and cause it to decrease.

Our operations could also be impacted by inflation and increased interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the three months ended March 31, 2024 and 2023. However, if our costs were to become subject to significant inflationary pressures (such as Provider cost), we may not be able to fully offset such higher costs through price increases or cost savings. Our inability or failure to do so could harm our business, financial condition or results of operations.

Operating Segments

The Company operates as a single segment, which is how the chief operating decision maker (who is the chief executive officer) reviews financial performance and allocates resources.

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Three Months Ended March 31,
	2024	2023
(in thousands except number of health plan and enterprise customers or otherwise indicated)	Unaudited	Unaudited
Number of eligible lives at period end (in millions)	131.4	98.0
Number of completed Payor sessions during the period	284.2	171.7
Unique Payor active members during the period	86.3	61.9
Number of health plan customers at period end	23	20
Number of enterprise customers at period end	195	227
Number of Consumer active members at period end	11.1	15.1

Eligible Lives: We consider eligible lives “eligible” if such persons are eligible to receive treatment on the Talkspace platform, in the case of our Payor customers, at an agreed upon reimbursement rate through insurance under an employee assistance program or other network behavioral health paid benefit program. There may be instances where a person may be covered through multiple solutions, typically through behavioral health plans and employee assistance programs. In these instances, the person is counted each time they are covered in the eligible lives calculation, which may cause this amount to reflect a higher number of eligible lives than we actually serve.

Active Members: We consider consumer members “active” commencing on the date such member initiates contact with a provider on our platform until the term of their monthly, quarterly or bi-annual subscription plan expires, unless terminated early.

Unique Payor Active Members: Represents unique users who had a session completed during the period.

Components of Results of Operations

Revenues

We generate revenues from services provided to individuals who are qualified to receive access to the Company's services through our commercial arrangements with health insurance plans, employee assistance organizations and enterprises. We also generate revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to the Company's therapy platform as well as supplementary a la carte offerings directly to individual consumers through a subscription plan. See Note 3, “Revenue Recognition” in the notes to the condensed consolidated financial statements for further details.

Revenue growth is generated from a combination of increasing our eligible covered lives through contracting with health insurance plans and employee assistance organizations, increasing utilization within eligible covered lives, expanding enterprise customers, and increasing membership subscriptions.

Cost of Revenues

Cost of revenues is comprised primarily of therapist payments. Cost of revenues is largely driven by number of sessions and the size of our provider network that is required to service the growth of our health plan and enterprise customers, in addition to the growth of our customer base.

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

Marketing expenses consist primarily of advertising and marketing expenses for member acquisition and engagement, as well as personnel costs, including salaries, benefits, bonuses, stock-based compensation expense for marketing employees, third-party services and contractors. Marketing expenses also include third-party software subscription services, third-party independent research, participation in trade shows, brand messaging and costs of communications materials that are produced for our customers to generate greater awareness and utilization of our platform among our Payor and DTE customers.

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

Taxes on income

Taxes on income consists primarily of foreign income taxes related to income generated by our subsidiary organized under the laws of Israel. Taxes on income were immaterial for the three months ended March 31, 2024 and 2023.

We have a full valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income in the United States.

Results of Operations

The following table presents our results of operations for the three months ended March 31, 2024 and 2023 and the dollar and percentage change between the respective periods:

	Three Months Ended March 31,		Variance
(in thousands, except percentages)	2024	2023	$	%
Revenue:	Unaudited	Unaudited
Payor revenue	$28,508	$14,811	13,697	92.5
DTE revenue	9,913	8,676	1,237	14.3
Consumer revenue	6,995	9,849	(2,854)	(29.0)
Total revenue	45,416	33,336	12,080	36.2
Cost of revenue	23,685	16,588	7,097	42.8
Gross profit	21,731	16,748	4,983	29.8
Operating expenses:
Research and development	3,739	5,353	(1,614)	(30.2)
Clinical operations, net	1,464	1,601	(137)	(8.6)
Sales and marketing	13,009	13,469	(460)	(3.4)
General and administrative	5,198	5,364	(166)	(3.1)
Total operating expenses	23,410	25,787	(2,377)	(9.2)
Operating loss	(1,679)	(9,039)	7,360	81.4
Financial (income), net	(378)	(424)	46	(10.8)
Loss before taxes on income	(1,301)	(8,615)	7,314	84.9
Taxes on income	165	143	22	15.4
Net loss	$(1,466)	$(8,758)	$7,292	83.3

Revenues. Revenues increased by $12.1 million, or 36.2% to $45.4 million for the three months ended March 31, 2024 from $33.3 million for the three months ended March 31, 2023. The increase was principally due to a 92.5% increase in Payor revenue driven by a higher number of completed payor sessions, and a 14.3% growth in DTE revenue, partially offset by a 29.0% decline in Consumer revenue. Revenue from our Payor customers increased by $13.7 million, or 92.5%, to $28.5 million for the three months ended March 31, 2024 from $14.8 million for the three months ended March 31, 2023. Revenue from our DTE customers increased by $1.2 million, or 14.3% to $9.9 million for the three months ended March 31, 2024 from $8.7 million for the three months ended March 31, 2023. Consumer revenue decreased by $2.9 million, or 29.0%, to $7.0 million for the three months ended March 31, 2024 from $9.8 million for the three months ended March 31, 2023, due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting payor members. While we no longer have marketing resources dedicated solely to the Consumer category, it continues to have a positive contribution to our financial results.

Costs of revenues. Cost of revenues increased by $7.1 million, or 42.8%, to $23.7 million for the three months ended March 31, 2024 from $16.6 million for the three months ended March 31, 2023. The increase in cost of revenues for the three months ended March 31, 2024, was primarily due to increased hours worked by therapists to meet increased member engagement.

Gross profit. Gross profit increased by $5.0 million, or 29.8%, to $21.7 million for the three months ended March 31, 2024 from $16.7 million for the three months ended March 31, 2023. The increase in gross profit was primarily driven by an increase in the Company's revenues.

Gross margin was 47.8% for the three months ended March 31, 2024, compared to 50.2% during the three months ended March 31, 2023. The decline in gross margin was driven by a shift in revenue mix towards Payor.

Operating expenses

Overall, our operating expenses for the three months ended March 31, 2024 have decreased compared to the three months ended March 31, 2023 due to our efforts to achieve greater operational efficiency.

Research and development expenses. Research and development expenses decreased by $1.6 million, or 30.2% to $3.7 million for the three months ended March 31, 2024 from $5.3 million for the three months ended March 31, 2023. The decrease in research and development expenses for the three months ended March 31, 2024 was primarily due to a decrease in employee-related costs, inclusive of non-cash stock compensation expense.

Clinical operations expenses. Clinical operations expenses decreased by $0.1 million, or 8.6% to $1.5 million for the three months ended March 31, 2024 from $1.6 million for the three months ended March 31, 2023. The decrease in clinical operations expenses for the three months ended March 31, 2024 was primarily due to employee-related costs, inclusive of non-cash stock compensation expense.

Sales and marketing expenses. Sales and marketing expenses decreased by $0.5 million, or 3.4%, to $13.0 million for the three months ended March 31, 2024 from $13.5 million for the three months ended March 31, 2023. The decrease in sales and marketing expenses for the three months ended March 31, 2024 was primarily driven by a decrease in subcontractor costs and direct marketing and promotional costs, partially offset by an increase in employee-related costs, inclusive of non-cash stock compensation expense.

General and administrative expenses. General and administrative expenses decreased by $0.2 million, or 3.1%, to $5.2 million for the three months ended March 31, 2024 from $5.4 million for the three months ended March 31, 2023. The decrease in general and administrative expenses for the three months ended March 31, 2024 was primarily due to a decrease in subcontractor costs, recruitment costs and employee-related costs, inclusive of non-cash stock compensation expense, partially offset by an increase in professional fees.

Financial (income), net. Financial (income), net was $0.4 million for the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024 and 2023 financial income, net, primarily consisted of interest income earned on our money market accounts of $1.6 million and $0.6 million, respectively, partially offset by $1.1 million and $0.2 million, respectively, in non-cash losses resulting from the remeasurement of warrant liabilities.

Taxes on income. Taxes on income consists primarily of foreign income taxes related to income generated by our subsidiary organized under the laws of Israel. Taxes on income were immaterial for the three months ended March 31, 2024 and 2023.

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

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
(in thousands)	Unaudited	Unaudited
Net loss	$(1,466)	$(8,758)
Add:
Depreciation and amortization	201	306
Financial (income), net (1)	(378)	(424)
Taxes on income	165	143
Stock-based compensation	2,252	2,303
Adjusted EBITDA	$774	$(6,430)
(1)
For the three months ended March 31, 2024, financial (income), net, primarily consisted of $1.6 million of interest income from our money market accounts partially offset by $1.1 million in losses resulting from the remeasurement of warrant liabilities. For the three months ended March 31, 2023, financial (income) net, primarily consisted of $0.6 million of interest income from our money market accounts partially offset by $0.2 million in losses resulting from the remeasurement of warrant liabilities.

Liquidity and Capital Resources

As of March 31, 2024, we had $120.3 million of cash and cash equivalents ($123.9 million as of December 31, 2023), which we use to finance our operations and support a variety of growth initiatives and investments. We had no debt as of March 31, 2024.

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

We currently anticipate to be able to fund our cash needs for at least the next 12 months and thereafter for the foreseeable future using available cash and cash equivalent balances as of March 31, 2024. However, in the future we may require additional capital to respond to technological advancements, competitive dynamics, customer demands, business and investment opportunities, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we cannot raise capital when needed, we may be forced to undertake asset sales or similar measures to ensure adequate liquidity.

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary condensed consolidated cash flow information for the periods presented:

Cash Flows

	Three Months Ended March 31,
	2024	2023
(in thousands)	Unaudited	Unaudited
Net cash used in operating activities	$(3,391)	$(14,037)
Net cash used in investing activities	(385)	19
Net cash provided by financing activities	146	556
Net decrease in cash and cash equivalents	$(3,630)	$(13,462)

Operating Activities

The decrease in net cash used in operating activities was primarily driven by a lower net loss, an improvement in collections of receivables and a favorable timing of payments of accrued expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Investing Activities

The increase in net cash used in investing activities was driven primarily by an increase in capitalized internal-use software costs which is included within purchase of property and equipment in the condensed consolidated statements of cash flows during the three months ended March 31, 2024 compared to March 31, 2023.

Financing Activities

The decrease in net cash provided by financing activities was driven primarily by an increase in taxes paid related to vested stock-based awards during the three months ended March 31, 2024 compared to March 31, 2023.

Contractual Obligations, Commitments and Contingencies

As of March 31, 2024, we did not have any short-term or long-term debt, or significant long-term liabilities. As of March 31, 2024, we have a non-material long-term operating lease for our office space in New York, NY.

We may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. Should any of our estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows. As of March 31, 2024 there were no material legal proceedings, claims or litigation.

Our commercial contract arrangements generally include certain provisions requiring us to indemnify customers against liabilities if there is a breach of a customer’s data or if our service infringes a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnifications.

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

Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2023.

The Company’s accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are summarized in Note 2 to those financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2024, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

Information regarding recent accounting developments and their impact on our results can be found in Note 2, “Summary of Significant Accounting Policies and Estimates” in the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and in Note 2, “Significant Accounting Policies” in the notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

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

You should read this Quarterly Report and the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q or any forward-looking statements we may publicly make from time-to-time, whether as a result of any new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2024, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to provide reasonable assurance.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has no material pending legal proceedings as of March 31, 2024, for more details see Note 5 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. During the three months ended March 31, 2024, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There were no “Rule 10b5- 1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as the terms are defined in Item 408(a) of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2024 by our directors and Section 16 officers.

Item 6. Exhibits.

	EXHIBIT INDEX	Filed/
Exhibit Number	Exhibit Description	Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Talkspace, Inc.

Date: May 9, 2024	By:	/s/ Jon Cohen
Jon Cohen
Chief Executive Officer

Date: May 9, 2024	By:	/s/ Jennifer Fulk
Jennifer Fulk
Chief Financial Officer