Form 10-Q
period 2024-06-30
Talkspace, Inc.
filed 2024-08-08
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the registrant had 168,212,240 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(U.S. dollars in thousands, except share and per share data)	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$114,913	$123,908
Accounts receivable, net	11,554	10,174
Other current assets	2,302	5,718
Total current assets	128,769	139,800
Other long-term assets	5,021	2,421
Total assets	$133,790	$142,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,733	$6,111
Deferred revenues	2,733	3,069
Accrued expenses and other current liabilities	7,313	12,468
Total current liabilities	17,779	21,648
Warrant liabilities	1,332	1,842
Other long-term liabilities	635	85
Total liabilities	19,746	23,575
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value per share: Shares authorized: 1,000,000,000 as of June 30, 2024 (unaudited) and December 31, 2023; shares issued and outstanding: 168,169,158 and 168,428,856 as of June 30, 2024 (unaudited) and December 31, 2023, respectively.	16	16
Additional paid-in capital	386,352	389,014
Accumulated deficit	(272,324)	(270,384)
Total stockholders’ equity	114,044	118,646
Total liabilities and stockholders’ equity	$133,790	$142,221

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands, except share and per share data)	2024	2023	2024	2023
Revenues	$46,058	$35,645	$91,474	$68,981
Cost of revenues	25,107	17,833	48,792	34,421
Gross profit	20,951	17,812	42,682	34,560
Operating expenses:
Research and development	2,163	4,171	5,902	9,524
Clinical operations, net	1,661	1,675	3,125	3,276
Sales and marketing	13,269	13,045	26,278	26,514
General and administrative	7,344	5,329	12,542	10,693
Total operating expenses	24,437	24,220	47,847	50,007
Operating loss	(3,486)	(6,408)	(5,165)	(15,447)
Financial (income), net	(3,044)	(1,712)	(3,422)	(2,136)
Loss before taxes on income	(442)	(4,696)	(1,743)	(13,311)
Taxes on income	32	8	197	151
Net loss	$(474)	$(4,704)	$(1,940)	$(13,462)

Net loss per share:
Basic and Diluted	$(0.00)	$(0.03)	$(0.01)	$(0.08)
Weighted average number of common shares used in computing basic and diluted net loss per share:
Basic and Diluted	169,148,522	164,195,697	168,997,734	163,003,363

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)	Common Stock
Three and Six Months Ended June 30, 2024	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2023	168,428,856	$16	$389,014	$(270,384)	$118,646
Exercise of stock options	605,565	*)	741	—	741
Restricted stock units vested, net of tax	534,654	*)	(595)	—	(595)
Stock-based compensation	—	—	2,252	—	2,252
Net loss	—	—	—	(1,466)	(1,466)
Balance as of March 31, 2024 (unaudited)	169,569,075	$16	$391,412	$(271,850)	$119,578
Exercise of stock options	697,798	*)	843	—	843
Restricted stock units vested, net of tax	851,177	*)	(1,248)	—	(1,248)
Repurchase and cancellation of common stock	(2,948,892)	*)	(8,004)	—	(8,004)
Stock-based compensation	—	—	3,349	—	3,349
Net loss	—	—	—	(474)	(474)
Balance as of June 30, 2024 (unaudited)	168,169,158	$16	$386,352	$(272,324)	$114,044

	Common Stock
Three and Six Months Ended June 30, 2023	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2022	161,155,030	$16	$378,722	$(251,202)	$127,536
Exercise of stock options	1,739,265	*)	621	—	621
Restricted stock units vested, net of tax	225,050	*)	(65)	—	(65)
Stock-based compensation	—	—	2,303	—	2,303
Net loss	—	—	—	(8,758)	(8,758)
Balance as of March 31, 2023 (unaudited)	163,119,345	$16	$381,581	$(259,960)	$121,637
Exercise of stock options	1,837,734	*)	869	—	869
Restricted stock units vested, net of tax	1,247,216	*)	(136)	—	(136)
Stock-based compensation	—	—	2,129	—	2,129
Net loss	—	—	—	(4,704)	(4,704)
Balance as of June 30, 2023 (unaudited)	166,204,295	$16	$384,443	$(264,664)	$119,795

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(U.S. dollars in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(1,940)	$(13,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421	608
Stock-based compensation	5,359	4,432
Remeasurement of warrant liabilities	(510)	(119)
(Increase) decrease in accounts receivable	(1,380)	1,220
Decrease in other current assets	3,416	1,452
Increase (decrease) in accounts payable	1,622	(977)
Decrease in deferred revenues	(336)	(672)
Decrease in accrued expenses and other current liabilities	(5,155)	(6,058)
Other	(79)	(172)
Net cash provided by (used in) operating activities	1,418	(13,748)
Cash flows from investing activities:
Capitalized internal-use software costs	(2,110)	—
Purchase of computer and equipment	(40)	(10)
Other	—	28
Net cash (used in) provided by investing activities	(2,150)	18
Cash flows from financing activities:
Proceeds from exercise of stock options	1,584	1,490
Payments for employee taxes withheld related to vested stock-based awards	(1,843)	(201)
Repurchase and cancellation of common stock	(8,004)	—
Net cash (used in) provided by financing activities	(8,263)	1,289
Net decrease in cash and cash equivalents	(8,995)	(12,441)
Cash and cash equivalents at the beginning of the period	123,908	138,545
Cash and cash equivalents at the end of the period	$114,913	$126,104

Supplemental cash flow data:
Cash paid during the period for income taxes	$33	$176
Non-cash investing activity:
Lease liabilities arising from obtaining right-of-use assets	$595	$—
Non-cash compensation capitalized as part of capitalization of internal-use software costs	$242	$—

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

The Company's principal executive office is located in New York, NY. The Company's subsidiaries are (1) Talkspace LLC and its wholly-owned subsidiary, Talkspace Network LLC, and (2) Groop Internet Platform LTD. In addition, the Company holds a variable interest in one professional association and seven professional corporations, which have been established pursuant to the requirements of their respective domestic jurisdiction governing the corporate practice of medicine. These entities are considered Variable Interest Entities (“VIEs”). See Note 11, “Variable Interest Entities,” in the notes to the condensed consolidated financial statements for further details.

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

Stock buy-back

The Company repurchases its common stock from time to time pursuant to a board-authorized share repurchase program through repurchase plans. Stock repurchases are accounted under ASC 505-30, Treasury Stock. The Company's policy is to retire all stock repurchased immediately after the transaction is completed. The Company records the amounts repurchased in accordance with ASC 505-30-30-8.

Recently Issued and Recently Adopted Accounting Pronouncements

The following Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board ("FASB") has not yet been adopted by the Company:

In November 2023, the FASB issued ASU 2023- 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. This ASU applies to all public entities, including those with a single reportable segment. The revised guidance will require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and how the CODM uses the reported measures of segment profit or loss in assessing segment performance, among other requirements. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU.

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

Consumer

The Company also generates revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to the Company's therapy platform as well as supplementary a la carte offerings directly to individual consumers through a subscription plan. The Company recognizes consumer revenues ratably over the subscription period, beginning when therapy services commence. The Company recognizes revenues from supplementary a la carte offerings at a point in time, as virtual therapy sessions are rendered. Members may cancel their subscription at any time and will receive a pro-rata refund for the subscription price. The transaction price from member subscription revenue and supplementary a la carte offerings includes variable consideration in the form of refunds. Revenue is presented net of refunds. The Company estimates the refund liability for the variable consideration portion of the transaction price primarily based on historical experience. The refund liability is recorded within the “Accrued expenses and other current liabilities” line item in the consolidated balance sheets. The refund liability was immaterial as of June 30, 2024 and December 31, 2023.

The following table presents the Company’s revenues from sales to unaffiliated customers disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues from sales to unaffiliated customers:	Unaudited	Unaudited	Unaudited	Unaudited
Payor	$29,945	$18,539	$58,453	$33,350
DTE	9,628	8,039	19,541	16,715
Consumer	6,485	9,067	13,480	18,916
Total revenue	$46,058	$35,645	$91,474	$68,981

Accounts Receivable and Allowance for Credit Losses

The Company had receivables related to revenue from DTE customers of $8.7 million and $7.8 million at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 and December 31, 2023, the balance of receivables related to revenue from Payor customers was $2.8 million and $2.4 million, respectively.

Accounts receivables are stated net of credit losses allowance. The Company’s methodology for estimating credit loss is based on historical collection experience, customer creditworthiness, current and future economic condition and market condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Accounts receivables are written off after all reasonable means to collect the full amount have been exhausted. Credit losses were immaterial for the three months ended June 30, 2024 and 2023.

Deferred Revenue

The Company records deferred revenues when cash payments from customers are received in advance of the Company's performance obligation to provide services. As of June 30, 2024 and December 31, 2023, deferred revenue related mainly to consumer subscriptions. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less. Revenue recognized in the three months ended June 30, 2024 and 2023, that was included in the deferred revenue balance at the beginning of each reporting period was immaterial.

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

The following were the inputs utilized in determining the fair value of the Private Placement Warrants as of June 30, 2024 and 2023:

	June 30,
Unaudited	2024	2023
Dividend yield (1)	0%	0%
Expected volatility (2)	68.1%	69.5%
Risk-free interest rate (3)	4.72%	4.45%
Term to warrant expiration (years)	1.98	2.98

(1) No dividends were paid during the three and six months ended June 30, 2024 and 2023.

(2) The expected volatility is based on the back-solved implied volatility of the Company's public warrants as of the valuation date.

(3) The risk-free interest rate is based on the yield from U.S. Treasury bonds with an equivalent term to the time to maturity of the warrants.

Assets and Liabilities Measured at Fair Value

The Company's assets and liabilities recorded at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, have been categorized based upon the fair value hierarchy as follows:

	Fair Value Measurements as of June 30, 2024
	Unaudited
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,139	$—	$—	$1,139
Cash equivalents
Money market funds	113,774	—	—	113,774
Total cash and cash equivalents	$114,913	$—	$—	$114,913
Liabilities
Private Placement Warrants	—	—	1,332	1,332
Total Warrant Liabilities	$—	$—	$1,332	$1,332

	Fair Value Measurements as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash	$1,078	$—	$—	$1,078
Cash equivalents
Money market funds	122,830	—	—	122,830
Total cash and cash equivalents	$123,908	$—	$—	$123,908
Liabilities
Private Placement Warrants	—	—	1,842	1,842
Total Warrant Liabilities	$—	$—	$1,842	$1,842

The following table presents changes in Level 3 liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2024 and 2023:

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended June 30, 2024
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$2,988	$(1,656)	$1,332

	For the Six Months Ended June 30, 2024
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,842	$(510)	$1,332

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended June 30, 2023
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,128	$(308)	$820

	For the Six Months Ended June 30, 2023
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$939	$(119)	$820

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Property and equipment, net, as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
(in thousands)	(Unaudited)
Capitalized internal-use software costs	$2,783	$431
Computer and equipment	754	736
Other	35	35
Property and equipment, gross	3,572	1,202
Less: accumulated depreciation	(1,028)	(888)
Property and equipment, net	$2,544	$314

NOTE 6. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

The Company may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. The Company accrues for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and the Company can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. As of June 30, 2024, there were no pending material legal proceedings, claims or litigation.

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

NOTE 7. CAPITAL STOCK

The Company’s authorized capital stock consists of (a) 1,000,000,000 shares of common stock, par value $0.0001 per share; and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2024 and December 31, 2023 there were outstanding 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock at an exercise price of $11.50 per share. As of June 30, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.

Share Repurchase Program

On February 22, 2024, the Company announced that its Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15.0 million of the currently outstanding shares of the Company’s common stock over a period of twenty-four months beginning on March 1, 2024 (the “Initial Repurchase Program”).

During the three and six months ended June 30, 2024, the Company repurchased and canceled an aggregate of 2,948,892 shares of its common stock for a total consideration of $8.0 million ($2.71 per share). As of June 30, 2024, $7.0 million remained available under the Initial Repurchase Program.

The Company may repurchase shares periodically through various methods in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as price, market conditions, corporate and regulatory requirements, constrains specified in any Rule 10b5-1 trading plans, alternative investment opportunities and other business considerations. All shares repurchased will be canceled. The program does not obligate the Company to repurchase any dollar amount or number of shares, and may be modified, suspended, or discontinued at any time at the Company’s discretion without prior notice.

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

The following table sets forth the total share-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)	Unaudited	Unaudited	Unaudited	Unaudited
Research and development	$362	$546	$997	$1,220
Clinical operations, net	80	126	131	246
Sales and marketing	630	445	1,079	836
General and administrative	2,035	1,012	3,152	2,130
Total stock-based compensation expense	$3,107	$2,129	$5,359	$4,432

During the three months ended June 30, 2024, the Company modified certain equity awards in connection with certain key executives' separation from the Company and recognized $1.2 million of additional stock-based compensation expense as a result of these modifications.

NOTE 9. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands, except share and per share data)	Unaudited	Unaudited	Unaudited	Unaudited
Net loss	$(474)	$(4,704)	$(1,940)	$(13,462)
Weighted-average shares used to compute net loss per share:
Basic and Diluted	169,148,522	164,195,697	168,997,734	163,003,363
Net loss per share:
Basic and Diluted	$(0.00)	$(0.03)	$(0.01)	$(0.08)

For the three and six months ended June 30, 2024, the shares underlying the following were excluded from the calculation of diluted net loss per share since each would have had an anti-dilutive effect given the Company's net loss: 9,137,986 vested and non-vested stock options outstanding, 8,397,227 non-vested and outstanding restricted stock units, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock.

For the three and six months ended June 30, 2023, the shares underlying the following were excluded from the calculation of diluted income per share since each would have had an anti-dilutive effect given the Company's net loss: 12,365,441 vested and non-vested stock options outstanding, 10,179,411 non-vested and outstanding restricted stock units, 12,780,000 Private Placement Warrants and 21,350,000 Public Warrants to purchase the Company’s common stock.

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents the amounts included within accrued expenses and other current liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
(in thousands)	Unaudited
Employee compensation	$3,358	$7,269
Severance	978	—
Professional fees	680	626
User acquisition	648	1,525
Other	1,649	3,048
Accrued expenses and other current liabilities	$7,313	$12,468

NOTE 11. VARIABLE INTEREST ENTITIES ("VIEs")

The Company holds a variable interest in Talkspace Provider Network, PA (“TPN”) and seven affiliated professional corporations (“PC entities”). The Company evaluates whether an entity in which it has a variable interest is considered a VIE. VIEs are generally entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to direct the activities of the entity that most significantly impact the entity's economic performance through voting rights and a right to receive the expected residual returns of the entity or an obligation to absorb the expected losses of the entity). TPN and the PC entities are considered VIEs.

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

The following table details the assets and liabilities of the VIEs as of June 30, 2024 and December 31, 2023. The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	June 30, 2024	December 31, 2023
(in thousands)	Unaudited
ASSETS
Cash and cash equivalents	$83	$167
Accounts receivable	7,812	4,031
Other assets	12,741	11,493
Total Assets	$20,636	$15,691
LIABILITIES
Accrued expenses and other current liabilities	1,546	2,831
Total Liabilities	$1,546	$2,831

NOTE 12. SUBSEQUENT EVENT

Share Repurchase Program

On August 1, 2024 the Company’s Board of Directors approved an additional share repurchase program authorizing the Company to repurchase up to an additional $25.0 million of its common stock and warrants. Such repurchases may be completed periodically through various methods in compliance with applicable state and federal securities laws and will be at times and in amounts the Company deems appropriate, based on factors such as price, market conditions, corporate and regulatory requirements, constrains specified in any Rule 10b5-1 trading plans, alternative investment opportunities and other business considerations. All shares repurchased will be canceled. The program does not obligate the Company to repurchase any dollar amount or number of shares, and may be suspended or terminated at any time. This new repurchase program will expire on August 1, 2026.

After giving effect to this new program and remaining authority under the Initial Repurchase Program, the Company currently has authority to repurchase up to an aggregate of $32.0 million of its common stock and warrants.

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

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the three and six months ended June 30, 2024 and 2023.

Overview

Talkspace is a healthcare company offering its members convenient and affordable access to a fully-credentialed network of highly qualified providers. We are a leading virtual behavioral health company connecting millions of patients with licensed mental health providers across a wide and growing spectrum of care through virtual counseling, psychotherapy and psychiatry. We created a purpose-built platform to address the vast, unmet and growing demand for mental health services of our members. Through its platform, Talkspace serves:

•
Health insurance plans and employee assistance programs (“Payor”) such as Aetna, Cigna, and Optum, who offer their insured members access to our platform at in-network reimbursement rates,
•
Direct-to-Enterprise customers (“DTE”) comprised of enterprises such as Google, the University of Kentucky and the New York City Department of Health and Mental Hygiene, who offer their enterprise members access to our platform while their enterprise is under an active contract with Talkspace, and
•
Individual subscribers (“Consumer”) who subscribe directly to our platform.

As of June 30, 2024, we had approximately 145.3 million eligible lives compared to 110 million eligible lives as of June 30, 2023. As of June 30, 2024, we had over 10,700 consumer active members compared to 13,700 consumer active members as of June 30, 2023. For the three and six months ended June 30, 2024, our clinicians completed 298,600 and 582,800 sessions, respectively, related to members covered under our Payor customers, compared to 200,500 and 372,200 completed sessions, respectively, for the three and six months ended June 30, 2023. Please refer to the “Key Business Metrics” section below for a description of eligible lives and consumer active members.

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

Our operations could also be impacted by inflation and increased interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the three or six months ended June 30, 2024 and 2023. However, if our costs were to become subject to significant inflationary pressures (such as Provider cost), we may not be able to fully offset such higher costs through price increases or cost savings. Our inability or failure to do so could harm our business, financial condition or results of operations.

Operating Segments

The Company operates as a single segment, which is how the chief operating decision maker (“CODM”), who is the Chief Executive Officer, reviews financial performance and allocates resources.

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Six Months Ended June 30,
	2024	2023
(in thousands except number of health plan and enterprise customers or otherwise indicated)	Unaudited	Unaudited
Number of eligible lives at period end (in millions)	145.3	109.6
Number of completed Payor sessions during the period	582.8	372.2
Number of health plan customers at period end	24	20
Number of enterprise customers at period end	187	217
Number of Consumer active members at period end	10.7	13.7

	Three Months Ended June 30,
	2024	2023
(in thousands)	Unaudited	Unaudited
Unique Payor active members during the period	88.9	68.6

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

Research and Development Expenses

Research and development expenses include personnel and related expenses for software development and engineering, information technology infrastructure, security, privacy compliance and product development (inclusive of stock-based compensation for our research and development employees), third-party services and contractors related to research and development, information technology and software-related costs. Research and development expenses exclude amounts reflected as capitalized internal-use software development costs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense for certain executives, finance, accounting, legal and human resources functions, as well as professional fees.

Financial (income), net

Financial (income), net includes the impact from (i) non-cash changes in the fair value of our warrant liabilities, (ii) interest earned on cash equivalents deposited in our money market accounts and (iii) other financial expenses in connection with bank charges.

Taxes on income

Taxes on income consists primarily of foreign income taxes related to income generated by our subsidiary organized under the laws of Israel. Taxes on income were immaterial for the three months ended June 30, 2024 and 2023.

We have a full valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income in the United States.

Results of Operations

The following table presents our results of operations for the three and six months ended June 30, 2024 and 2023 and the dollar and percentage change between the respective periods:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Revenue:	Unaudited	Unaudited			Unaudited	Unaudited
Payor revenue	$29,945	$18,539	11,406	61.5	$58,453	$33,350	25,103	75.3
DTE revenue	9,628	8,039	1,589	19.8	19,541	16,715	2,826	16.9
Consumer revenue	6,485	9,067	(2,582)	(28.5)	13,480	18,916	(5,436)	(28.7)
Total revenue	46,058	35,645	10,413	29.2	91,474	68,981	22,493	32.6
Cost of revenue	25,107	17,833	7,274	40.8	48,792	34,421	14,371	41.8
Gross profit	20,951	17,812	3,139	17.6	42,682	34,560	8,122	23.5
Operating expenses:
Research and development	2,163	4,171	(2,008)	(48.1)	5,902	9,524	(3,622)	(38.0)
Clinical operations, net	1,661	1,675	(14)	(0.8)	3,125	3,276	(151)	(4.6)
Sales and marketing	13,269	13,045	224	1.7	26,278	26,514	(236)	(0.9)
General and administrative	7,344	5,329	2,015	37.8	12,542	10,693	1,849	17.3
Total operating expenses	24,437	24,220	217	0.9	47,847	50,007	(2,160)	(4.3)
Operating loss	(3,486)	(6,408)	2,922	45.6	(5,165)	(15,447)	10,282	66.6
Financial (income), net	(3,044)	(1,712)	(1,332)	77.8	(3,422)	(2,136)	(1,286)	60.2
Loss before taxes on income	(442)	(4,696)	4,254	90.6	(1,743)	(13,311)	11,568	86.9
Taxes on income	32	8	24	300.0	197	151	46	30.5
Net loss	$(474)	$(4,704)	$4,230	89.9	$(1,940)	$(13,462)	$11,522	85.6

Revenues

Revenues increased by $10.4 million, or 29.2% to $46.1 million for the three months ended June 30, 2024 from $35.6 million for the three months ended June 30, 2023. The increase was principally due to a 61.5% increase in Payor revenue driven by a higher number of completed payor sessions, and a 19.8% growth in DTE revenue, partially offset by a 28.5% decline in Consumer revenue. Revenue from our Payor customers increased by $11.4 million, or 61.5%, to $29.9 million for the three months ended June 30, 2024 from $18.5 million for the three months ended June 30, 2023. Revenue from our DTE customers increased by $1.6 million, or 19.8% to $9.6 million for the three months ended June 30, 2024 from $8.0 million for the three months ended June 30, 2023. Consumer revenue decreased by $2.6 million, or 28.5%, to $6.5 million for the three months ended June 30, 2024 from $9.1 million for the three months ended June 30, 2023, due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting payor members. While we no longer have marketing resources dedicated solely to the Consumer category, it continues to have a positive contribution to our financial results.

Revenues increased by $22.5 million, or 32.6% to $91.5 million for the six months ended June 30, 2024 from $69.0 million for the six months ended June 30, 2023. The increase was principally due to a 75.3% increase in Payor revenue driven by a higher number of completed payor sessions, and a 16.9% growth in DTE revenue, partially offset by a 28.7% decline in Consumer revenue. Revenue from our Payor customers increased by $25.1 million, or 75.3%, to $58.5 million for the six months ended June 30, 2024 from $33.4 million for the six months ended June 30, 2023. Revenue from our DTE customers increased by $2.8 million, or 16.9% to $19.5 million for the six months ended June 30, 2024 from $16.7 million for the six months ended June 30, 2023. Consumer revenue decreased by $5.4 million, or 28.7%, to $13.5 million for the six months ended June 30, 2024 from $18.9 million for the six months ended June 30, 2023, due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting payor members. While we no longer have marketing resources dedicated solely to the Consumer category, it continues to have a positive contribution to our financial results.

Costs of revenues

Cost of revenues increased by $7.3 million, or 40.8%, to $25.1 million for the three months ended June 30, 2024 from $17.8 million for the three months ended June 30, 2023 and increased by $14.4 million, or 41.8%, to $48.8 million for the six months ended June 30, 2024 from $34.4 million for the six months ended June 30, 2023. The increase in cost of revenues for the three months ended June 30, 2024, was primarily due to increased hours worked by therapists as a result of increased sessions and increased member engagement.

Gross profit

Gross profit increased by $3.1 million, or 17.6%, to $21.0 million for the three months ended June 30, 2024 from $17.8 million for the three months ended June 30, 2023 and increased by $8.1 million, or 23.5%, to $42.7 million for the six months ended June 30, 2024 from $34.6 million for the six months ended June 30, 2023. The increase in gross profit was primarily driven by an increase in the Company's revenues partially offset by an increase in cost of revenues to service more members and sessions.

Gross margin was 45.5% for the three months ended June 30, 2024, compared to 50.0% during the three months ended June 30, 2023. Gross margin was 46.7% for the six months ended June 30, 2024, compared to 50.1% during the six months ended June 30, 2023. The decline in gross margin was driven by a shift in revenue mix towards Payor as consumer sessions tend to provide higher margins.

Operating expenses

Overall, our operating expenses for the three months ended June 30, 2024 have increased by $0.2 million or 0.9% to $24.4 million from $24.2 million for the three months ended June 30, 2023. Our operating expenses for the six months ended June 30, 2024 have decreased by $2.2 million or 4.3% to $47.8 million from $50.0 million for the six months ended June 30, 2023, primarily due to our efforts to achieve greater operational efficiency.

Research and development expenses. Research and development expenses decreased by $2.0 million, or 48.1% to $2.2 million for the three months ended June 30, 2024 from $4.2 million for the three months ended June 30, 2023 and decreased by $3.6 million, or 38.0% to $5.9 million for the six months ended June 30, 2024 from $9.5 million for the six months ended June 30, 2023. The decrease in research and development expenses for the three and six months ended June 30, 2024 was primarily due to a decrease in employee-related costs, inclusive of non-cash stock compensation expense, as a result of the exclusion of amounts reflected as capitalized internal-use software development costs. Capitalized internal-use software development costs were $1.9 million and $2.4 million for the three and six months ended June 30, 2024, respectively.

Clinical operations expenses. Clinical operations expenses decreased slightly for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 and decreased by $0.2 million, or 4.6% to $3.1 million for the six months ended June 30, 2024 from $3.3 million for the six months ended June 30, 2023. The decrease in clinical operations expenses for the six months ended June 30, 2024 was primarily due to a decrease in third-party subcontractor costs.

Sales and marketing expenses. Sales and marketing expenses increased by $0.2 million, or 1.7%, to $13.3 million for the three months ended June 30, 2024 from $13.0 million for the three months ended June 30, 2023 and decreased by $0.2 million, or 0.9%, to $26.3 million for the six months ended June 30, 2024 from $26.5 million for the six months ended June 30, 2023. The increase in sales and marketing expenses for the three months ended June 30, 2024 was primarily driven by an increase in direct marketing and promotional costs, partially offset by a decrease in third-party subcontractor costs and employee-related costs, inclusive of non-cash stock compensation expense. The decrease in sales and marketing expenses for the six months ended June 30, 2024 was primarily driven by a decrease in third-party subcontractor costs, partially offset by an increase in direct marketing and promotional costs, and employee-related costs, inclusive of non-cash stock compensation expense.

General and administrative expenses. General and administrative expenses increased by $2.0 million, or 37.8%, to $7.3 million for the three months ended June 30, 2024 from $5.3 million for the three months ended June 30, 2023 and increased by $1.8 million, or 17.3%, to $12.5 million for the six months ended June 30, 2024 from $10.7 million for the six months ended June 30, 2023. The increase in general and administrative expenses for the three and six months ended June 30, 2024 was primarily due to an increase in severance costs, professional fees and recruitment costs, partially offset by a decrease in third-party subcontractor costs.

Financial (income), net

Financial (income), net was $3.0 million for the three months ended June 30, 2024 compared to $1.7 million three months ended June 30, 2023. For the three months ended June 30, 2024 and 2023 financial income, net, primarily consisted of interest income earned on our money market accounts of $1.5 million (for both periods), and non-cash gains resulting from the remeasurement of warrant liabilities of $1.7 million and $0.3 million, respectively.

Financial (income), net was $3.4 million for the six months ended June 30, 2024 compared to $2.1 million six months ended June 30, 2023. For the six months ended June 30, 2024 and 2023 financial income, net, primarily consisted of interest income earned on our money market accounts of $3.1 million and $2.1 million, respectively, and non-cash gains resulting from the remeasurement of warrant liabilities of $0.5 million and $0.1 million, respectively.

Taxes on income

Taxes on income consists primarily of foreign income taxes related to income generated by our subsidiary organized under the laws of Israel. Taxes on income were immaterial for the three and six months ended June 30, 2024 and 2023.

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

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)	Unaudited	Unaudited	Unaudited	Unaudited
Net loss	$(474)	$(4,704)	$(1,940)	$(13,462)
Add:
Depreciation and amortization	220	302	421	608
Financial (income), net (1)	(3,044)	(1,712)	(3,422)	(2,136)
Taxes on income	32	8	197	151
Stock-based compensation	3,107	2,129	5,359	4,432
Non-recurring expenses (2)	1,338	—	1,338	—
Adjusted EBITDA	$1,179	$(3,977)	$1,953	$(10,407)
(1)
For the three months ended June 30, 2024 and 2023, financial (income), net, primarily consisted of $1.5 million (for both periods) of interest income from our money market accounts, and $1.7 million and $0.3 million, respectively, in unrealized gains resulting from the remeasurement of warrant liabilities. For the six months ended June 30, 2024 and 2023, financial (income), net, primarily consisted of $3.1 million and $2.1 million, respectively, of interest income from our money market accounts and $0.5 million and $0.1 million, respectively, in unrealized gains resulting from the remeasurement of warrant liabilities.
(2)
For the three and six months ended June 30, 2024, non-recurring expenses, primarily consisted of severance costs related to the departure of key executives of the Company and other related costs.

Liquidity and Capital Resources

As of June 30, 2024, we had $114.9 million of cash and cash equivalents ($123.9 million as of December 31, 2023), which we use to finance our operations and support a variety of growth initiatives and investments. We had no debt as of June 30, 2024.

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

We currently anticipate to be able to fund our cash needs for at least the next 12 months and thereafter for the foreseeable future using available cash and cash equivalent balances as of June 30, 2024. However, in the future we may require additional capital to respond to technological advancements, competitive dynamics, customer demands, business and investment opportunities, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we cannot raise capital when needed, we may be forced to undertake asset sales or similar measures to ensure adequate liquidity.

Share Repurchase Program

On February 22, 2024, the Company announced that its Board of Directors approved a share repurchase program which authorizes the repurchase of up to $15.0 million of the currently outstanding shares of the Company’s common stock over a period of twenty-four months beginning on March 1, 2024 (the “Initial Repurchase Program”).

During the three and six months ended June 30, 2024, the Company purchased and canceled an aggregate of 2,948,892 shares of its common stock for a total consideration of $8.0 million ($2.71 per share) under the Initial Repurchase Program. As of June 30, 2024, $7.0 million remained available for share repurchases under the Initial Repurchase Program. See Note 7, “Capital Stock” in the notes to the condensed consolidated financial statements for further details.

On August 1, 2024 the Company’s Board of Directors approved an additional share repurchase program authorizing the Company to repurchase up to an additional $25.0 million of its common stock and warrants. Such repurchases may be completed periodically through various methods in compliance with applicable state and federal securities laws and will be at times and in amounts as the Company deems appropriate, based on factors such as price, market conditions, corporate and regulatory requirements, constrains specified in any Rule 10b5-1 trading plans, alternative investment opportunities and other business considerations. All shares repurchased will be canceled. The program does not obligate the Company to repurchase any dollar amount or number of shares, and may be suspended or terminated at any time. This new repurchase program will expire on August 1, 2026. See Note 12, “Subsequent Event” in the notes to the condensed consolidated financial statements for further details.

After giving effect to this new program and remaining authority under the Initial Repurchase Program, the Company currently has authority to repurchase up to an aggregate of $32.0 million of its common stock and warrants.

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary condensed consolidated cash flow information for the periods presented:

Cash Flows

	Six Months Ended June 30,
	2024	2023
(in thousands)	Unaudited	Unaudited
Net cash provided by (used in) operating activities	$1,418	$(13,748)
Net cash (used in) provided by investing activities	(2,150)	18
Net cash (used in) provided by financing activities	(8,263)	1,289
Net decrease in cash and cash equivalents	$(8,995)	$(12,441)

Operating Activities

The decrease in net cash used in operating activities was primarily driven by a lower net loss and a favorable timing of accounts payable payments for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Investing Activities

The increase in net cash used in investing activities was driven primarily by an increase in capitalized internal-use software development costs during the six months ended June 30, 2024 compared to June 30, 2023.

Financing Activities

The increase in net cash used in financing activities was driven primarily by the purchase of $8.0 million of outstanding shares of the Company’s common stock under the Repurchase Program and an increase in taxes paid related to vested stock-based awards during the six months ended June 30, 2024 compared to June 30, 2023.

Contractual Obligations, Commitments and Contingencies

As of June 30, 2024, we did not have any short-term or long-term debt, or significant long-term liabilities. As of June 30, 2024, we have a non-material long-term operating lease for our office space in New York, NY.

We may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. Should any of our estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows. As of June 30, 2024 there were no material legal proceedings, claims or litigation.

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

The Company’s accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s consolidated financial statements are summarized in Note 2 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the six months ended June 30, 2024, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The forward-looking statements in this Quarterly Report and other such statements we publicly make from time-to-time are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and subsequent quarterly reports on Form 10-Q, including this report. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2024, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Based on their evaluation as of June 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has no material pending legal proceedings as of June 30, 2024, for more details see Note 6, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. During the six months ended June 30, 2024, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of stock repurchases for the three months ended June 30, 2024. See Note 7, “Capital Stock” in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the section entitled “Liquidity Capital Resources-Share Repurchase Program” in Part I, Item II of this Quarterly Report on Form 10-Q for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Thousands) (1)
April 1 - 30	—	$—	—	$15,000
May 1 - 31	1,780,512	2.76	1,780,512	10,086
June 1 - 30	1,168,380	2.64	1,168,380	7,001
Total	2,948,892		2,948,892

(1)
On February 22, 2024, the Company’s Board of Directors approved the Initial Repurchase Program with an initial repurchase capacity of $15.0 million. As of June 30, 2024, $7.0 million remained available for share repurchases under the Initial Repurchase Program. On August 1, 2024, the Company’s Board of Directors approved an additional share repurchase program authorizing the Company to repurchase up to an additional $25.0 million of its common stock and warrants. After giving effect to this new program and remaining authority under Initial Share Repurchase Program, the Company currently has authority to repurchase up to an aggregate of $32.0 million of its common stock and warrants.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There were no “Rule 10b5- 1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as the terms are defined in Item 408(a) of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2024 by our directors and Section 16 officers.

Item 6. Exhibits.

	EXHIBIT INDEX	Filed/
Exhibit Number	Exhibit Description	Furnished Herewith

10.24†	Employment Offer Letter, dated as of May 17, 2024, by and between Talkspace, Inc. and Ian Harris.	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).	*

* Filed herewith.

** Furnished herewith.

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Talkspace, Inc.

Date: August 8, 2024	By:	/s/ Jon Cohen
Jon Cohen
Chief Executive Officer

Date: August 8, 2024	By:	/s/ Ian Harris
Ian Harris
Chief Financial Officer