Form 10-Q
period 2024-09-30
Talkspace, Inc.
filed 2024-11-07
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 168,922,789 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(U.S. dollars in thousands, except share and per share data)	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,994	$123,908
Accounts receivable, net	9,602	10,174
Other current assets	2,922	5,718
Total current assets	131,518	139,800
Other long-term assets	6,713	2,421
Total assets	$138,231	$142,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,299	$6,111
Deferred revenues	3,507	3,069
Accrued expenses and other current liabilities	7,247	12,468
Total current liabilities	19,053	21,648
Warrant liabilities	1,048	1,842
Other long-term liabilities	542	85
Total liabilities	20,643	23,575
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value per share: Shares authorized: 1,000,000,000 as of September 30, 2024 (unaudited) and December 31, 2023; shares issued and outstanding: 168,824,458 and 168,428,856 as of September 30, 2024 (unaudited) and December 31, 2023, respectively.	17	16
Additional paid-in capital	388,021	389,014
Accumulated deficit	(270,450)	(270,384)
Total stockholders’ equity	117,588	118,646
Total liabilities and stockholders’ equity	$138,231	$142,221

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands, except share and per share data)	2024	2023	2024	2023
Revenues	$47,399	$38,646	$138,873	$107,627
Cost of revenues	25,778	19,797	74,570	54,218
Gross profit	21,621	18,849	64,303	53,409
Operating expenses:
Research and development	2,352	4,180	8,254	13,704
Clinical operations, net	1,677	1,405	4,802	4,681
Sales and marketing	12,337	13,184	38,615	39,698
General and administrative	5,156	5,259	17,698	15,952
Total operating expenses	21,522	24,028	69,369	74,035
Income (loss) from operations	99	(5,179)	(5,066)	(20,626)
Financial (income), net	(1,701)	(779)	(5,123)	(2,915)
Income (loss) before taxes on income	1,800	(4,400)	57	(17,711)
Taxes on income	(74)	14	123	165
Net income (loss)	$1,874	$(4,414)	$(66)	$(17,876)

Net income (loss) per share:
Basic	$0.01	$(0.03)	$(0.00)	$(0.11)
Diluted	$0.01	$(0.03)	$(0.00)	$(0.11)
Weighted average shares used to compute net income (loss) per share:
Basic	168,426,349	166,570,673	168,805,882	164,215,802
Diluted	173,753,763	166,570,673	168,805,882	164,215,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(U.S. dollars in thousands, except share data)	Common Stock
Three and Nine Months Ended September 30, 2024	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2023	168,428,856	$16	$389,014	$(270,384)	$118,646
Exercise of stock options	605,565	*)	741	—	741
Restricted stock units vested, net of tax	534,654	*)	(595)	—	(595)
Stock-based compensation	—	—	2,252	—	2,252
Net loss	—	—	—	(1,466)	(1,466)
Balance as of March 31, 2024 (unaudited)	169,569,075	$16	$391,412	$(271,850)	$119,578
Exercise of stock options	697,798	*)	843	—	843
Restricted stock units vested, net of tax	851,177	*)	(1,248)	—	(1,248)
Repurchase and cancellation of common stock	(2,948,892)	*)	(8,004)	—	(8,004)
Stock-based compensation	—	—	3,349	—	3,349
Net loss	—	—	—	(474)	(474)
Balance as of June 30, 2024 (unaudited)	168,169,158	$16	$386,352	$(272,324)	$114,044
Exercise of stock options	45,761	*)	32	—	32
Restricted stock units vested, net of tax	609,539	1	(469)	—	(468)
Stock-based compensation	—	—	2,106	—	2,106
Net income	—	—	—	1,874	1,874
Balance as of September 30, 2024 (unaudited)	168,824,458	$17	$388,021	$(270,450)	$117,588

	Common Stock
Three and Nine Months Ended September 30, 2023	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated deficit	Total
Balance as of December 31, 2022	161,155,030	$16	$378,722	$(251,202)	$127,536
Exercise of stock options	1,739,265	*)	621	—	621
Restricted stock units vested, net of tax	225,050	*)	(65)	—	(65)
Stock-based compensation	—	—	2,303	—	2,303
Net loss	—	—	—	(8,758)	(8,758)
Balance as of March 31, 2023 (unaudited)	163,119,345	$16	$381,581	$(259,960)	$121,637
Exercise of stock options	1,837,734	*)	869	—	869
Restricted stock units vested, net of tax	1,247,216	*)	(136)	—	(136)
Stock-based compensation	—	—	2,129	—	2,129
Net loss	—	—	—	(4,704)	(4,704)
Balance as of June 30, 2023 (unaudited)	166,204,295	$16	$384,443	$(264,664)	$119,795
Exercise of stock options	480,929	*)	569	—	569
Restricted stock units vested, net of tax	379,795	*)	(198)	—	(198)
Stock-based compensation	—	—	1,969	—	1,969
Net loss	—	—	—	(4,414)	(4,414)
Balance as of September 30, 2023 (unaudited)	167,065,019	$16	$386,783	$(269,078)	$117,721

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(U.S. dollars in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(66)	$(17,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	652	913
Stock-based compensation	7,290	6,401
Remeasurement of warrant liabilities	(794)	647
Decrease in accounts receivable	572	1,668
Decrease (increase) in other current assets	2,796	(41)
Increase in accounts payable	2,188	51
Increase (decrease) in deferred revenues	438	(733)
Decrease in accrued expenses and other current liabilities	(5,220)	(5,785)
Other	(233)	(108)
Net cash provided by (used in) operating activities	7,623	(14,863)
Cash flows from investing activities:
Capitalized internal-use software costs	(3,768)	—
Other	(69)	(10)
Net cash used in investing activities	(3,837)	(10)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,616	2,059
Payments for employee taxes withheld related to vested stock-based awards	(2,312)	(399)
Repurchase and cancellation of common stock	(8,004)	—
Net cash (used in) provided by financing activities	(8,700)	1,660
Net decrease in cash and cash equivalents	(4,914)	(13,213)
Cash and cash equivalents at the beginning of the period	123,908	138,545
Cash and cash equivalents at the end of the period	$118,994	$125,332

Supplemental cash flow data:
Cash paid during the period for income taxes	$45	$199
Non-cash investing activity:
Lease liabilities arising from obtaining right-of-use assets	$595	$—
Non-cash compensation capitalized as part of capitalization of internal-use software costs	$417	$—

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

The Company's principal executive office is located in New York, NY. The Company has wholly-owned subsidiaries and holds variable interest in a professional association and various professional corporations, which have been established pursuant to the requirements of their respective domestic jurisdiction governing the corporate practice of medicine. These entities are considered Variable Interest Entities (“VIEs”). See Note 11, “Variable Interest Entities,” in the notes to the condensed consolidated financial statements for further details.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the condensed consolidated financial statements. The Company’s significant estimates and assumptions used in these condensed consolidated financial statements include, but are not limited to, the recognition of revenue, stock-based compensation awards and internal-use software costs. The Company bases its estimates on historical factors, current circumstances and the experience and judgment of management. The Company evaluates its assumptions on an ongoing basis. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based on information available at the time they are made. Estimates, by their nature, are based on judgment and available information, therefore, actual results could be materially different from these estimates.

Stock buy-back

The Company repurchases its common stock from time to time pursuant to a board-authorized share repurchase program. Stock repurchases are accounted under ASC 505-30, Treasury Stock. The Company's policy is to retire all stock repurchased immediately after the transaction is completed. The Company records the amounts repurchased in accordance with ASC 505-30-30-8.

Recently Issued and Recently Adopted Accounting Pronouncements

The following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board ("FASB") have not yet been adopted by the Company:

In November 2023, the FASB issued ASU 2023- 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. This ASU applies to all public entities, including those with a single reportable segment. The revised guidance will require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), the title and position of the CODM and how the CODM uses the reported measures of segment profit or loss in assessing segment performance, among other requirements. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. No significant impact is expected from the adoption of this ASU.

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

NOTE 3. REVENUE RECOGNITION

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers,” when the Company satisfies its performance obligation to perform its defined contractual obligations to provide virtual behavioral healthcare services. Revenue is recognized in an amount that reflects the consideration that the Company will be entitled in exchange for the service rendered. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that is included in the transaction price. Variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

DTE

The Company contracts with enterprises to provide access to the Company's therapist platform for their enterprise members, either based on a per-member-per-month access fee model or at a fixed monthly rate. To the extent the transaction price includes variable consideration, revenue is recognized using the variable consideration allocation exception, or, if the allocation exception is not met, the Company recognizes revenue ratably based on estimates of the variable consideration to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequent resolved. The majority of DTE contracts typically range in length from one to three years and are generally non-cancelable during the initial contractual term.

Consumer

The Company also generates revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to the Company's therapy platform as well as supplementary a la carte offerings directly to individual consumers through a subscription plan. The Company recognizes Consumer revenues ratably over the subscription period, beginning when therapy services commence. The Company recognizes revenues from supplementary a la carte offerings at a point in time, as virtual therapy sessions are rendered. Members may cancel their subscription at any time and will receive a pro-rata refund for the subscription price. The transaction price from member subscription revenue and supplementary a la carte offerings includes variable consideration in the form of refunds. Revenue is presented net of refunds. The Company estimates the refund liability for the variable consideration portion of the transaction price primarily based on historical experience. The refund liability is recorded within the “Accrued expenses and other current liabilities” line item in the consolidated balance sheets. The refund liability was immaterial as of September 30, 2024 and December 31, 2023.

The following table presents the Company’s revenues from sales to unaffiliated customers disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues from sales to unaffiliated customers:	Unaudited	Unaudited	Unaudited	Unaudited
Payor	$32,039	$22,112	$90,492	$55,462
DTE	9,370	8,002	28,911	24,717
Consumer	5,990	8,532	19,470	27,448
Total revenue	$47,399	$38,646	$138,873	$107,627

Accounts Receivable and Allowance for Credit Losses

The Company had receivables related to revenue from DTE customers of $6.3 million and $7.8 million at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the balance of receivables related to revenue from Payor customers was $3.3 million and $2.4 million, respectively.

Accounts receivables are stated net of credit losses allowance. The Company’s methodology for estimating credit loss is based on historical collection experience, customer creditworthiness, current and future economic condition and market condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Accounts receivables are written off after all reasonable means to collect the full amount have been exhausted. Credit losses were immaterial for the three and nine months ended September 30, 2024 and 2023.

Deferred Revenue

The Company records deferred revenues when cash payments from customers are received in advance of the Company's performance obligation to provide services. As of September 30, 2024 and December 31, 2023, deferred revenue related mainly to Consumer subscriptions. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less. Revenue recognized in the nine months ended September 30, 2024 and 2023 that was included in the deferred revenue balance at the beginning of each reporting period was $2.0 million and $2.6 million, respectively, and immaterial for the three months ended September 30, 2024 and 2023.

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

The following were the inputs utilized in determining the fair value of the Private Placement Warrants as of September 30, 2024 and 2023:

	September 30,
Unaudited	2024	2023
Dividend yield (1)	0%	0%
Expected volatility (2)	74.50%	65.90%
Risk-free interest rate (3)	3.75%	4.80%
Term to warrant expiration (years)	1.72	2.73

(1) No dividends were paid during the three and nine months ended September 30, 2024 and 2023.

(2) The expected volatility is based on the back-solved implied volatility of the Company's public warrants as of the valuation date.

(3) The risk-free interest rate is based on the yield from U.S. Treasury bonds with an equivalent term to the time to maturity of the warrants.

Assets and Liabilities Measured at Fair Value

The Company's assets and liabilities recorded at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, have been categorized based upon the fair value hierarchy as follows:

	Fair Value Measurements as of September 30, 2024
	Unaudited
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash	$—	$—	$—	$541
Cash equivalents
Money market funds	118,453	—	—	118,453
Total cash and cash equivalents	$118,453	$—	$—	$118,994
Liabilities
Private Placement Warrants	—	—	1,048	1,048
Total Warrant Liabilities	$—	$—	$1,048	$1,048

	Fair Value Measurements as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash	$—	$—	$—	$1,078
Cash equivalents
Money market funds	122,830	—	—	122,830
Total cash and cash equivalents	$122,830	$—	$—	$123,908
Liabilities
Private Placement Warrants	—	—	1,842	1,842
Total Warrant Liabilities	$—	$—	$1,842	$1,842

The following table presents changes in Level 3 liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2024 and 2023:

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended September 30, 2024
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,332	$(284)	$1,048

	For the Nine Months Ended September 30, 2024
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,842	$(794)	$1,048

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended September 30, 2023
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$820	$766	$1,586

	For the Nine Months Ended September 30, 2023
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$939	$647	$1,586

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is included as part of other long-term assets in the condensed consolidated balance sheets. Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Property and equipment, net, as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
(in thousands)	(Unaudited)
Capitalized internal-use software costs	$4,616	$431
Computer and equipment	763	736
Other	44	35
Property and equipment, gross	5,423	1,202
Less: accumulated depreciation	(1,094)	(888)
Property and equipment, net	$4,329	$314

Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development are capitalized. Costs incurred during the preliminary project stage and during the post implementation operational stage are expensed as incurred. Eligible costs incurred during the application development stage of the project are capitalized. Maintenance costs are expensed as incurred. Capitalized software development costs are amortized on a straight-line basis over the software’s estimated useful life, which is between 2 to 3 years, and are recorded within operating expenses in the condensed consolidated statements of income. As of September 30, 2024 and December 31, 2023, the Company has capitalized $4.2 million, net and $0.2 million, net, respectively, of qualifying software development costs. Amortization expense related to capitalized software costs was immaterial for the nine months ended September 30, 2024 and 2023.

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

In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. As of September 30, 2024, there were no material pending legal proceedings, claims or litigation.

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

NOTE 7. CAPITAL STOCK

The Company’s authorized capital stock consists of (a) 1,000,000,000 shares of common stock, par value $0.0001 per share; and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were outstanding 12,780,000 Private Placement Warrants and 20,700,000 Public Warrants to purchase the Company’s common stock at an exercise price of $11.50 per share. As of September 30, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.

Share Repurchase Program

On February 22, 2024, the Company announced that its Board of Directors approved a share repurchase program to authorize the repurchase of up to $15.0 million of the currently outstanding shares of the Company’s common stock over a period of twenty-four months beginning on March 1, 2024 (the “Share Repurchase Program”). On August 1, 2024, the Company’s Board of Directors amended the Share Repurchase Program to authorize the Company to repurchase up to an additional $25.0 million of its common stock. The Share Repurchase Program will remain in effect until the total authorized dollar amount of shares is repurchased or August 1, 2026.

During the nine months ended September 30, 2024, the Company repurchased and canceled an aggregate of 2,948,892 shares of its common stock for a total consideration of $8.0 million ($2.71 per share). As of September 30, 2024, $32.0 million remained available under the Share Repurchase Program.

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

The following table sets forth the total share-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)	Unaudited	Unaudited	Unaudited	Unaudited
Research and development	$408	$631	$1,405	$1,851
Clinical operations, net	81	132	212	378
Sales and marketing	354	446	1,433	1,282
General and administrative	1,088	760	4,240	2,890
Total stock-based compensation expense	$1,931	$1,969	$7,290	$6,401

During the nine months ended September 30, 2024, the Company modified certain equity awards in connection with certain key executives' separation from the Company and recognized $1.2 million of additional stock-based compensation expense as a result of these modifications.

NOTE 9. NET INCOME (LOSS) PER SHARE

The Company’s basic net loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of common stock are anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands, except number of shares and per share amounts)	Unaudited	Unaudited	Unaudited	Unaudited
Net income (loss)	$1,874	$(4,414)	$(66)	$(17,876)
Weighted average shares used to compute net income (loss) per share:
Basic	168,426,349	166,570,673	168,805,882	164,215,802
Dilutive effect of share-based awards	5,327,414	—	—	—
Diluted	173,753,763	166,570,673	168,805,882	164,215,802
Net income (loss) per share:
Basic	$0.01	$(0.03)	$(0.00)	$(0.11)
Diluted	$0.01	$(0.03)	$(0.00)	$(0.11)

For the three months ended September 30, 2024, the shares underlying the following were excluded from the calculation of diluted net income per share since each would have had an anti-dilutive effect: 40,136 vested and non-vested stock options outstanding, 892,261 non-vested and outstanding restricted stock units, 12,780,000 Private Placement Warrants and 20,700,000 Public Warrants to purchase the Company’s common stock.

For the nine months ended September 30, 2024, the shares underlying the following were excluded from the calculation of diluted net loss per share since each would have had an anti-dilutive effect giving the Company's net loss: 10,124,328 vested and non-vested stock options outstanding, 7,469,997 non-vested and outstanding restricted stock units, 12,780,000 Private Placement Warrants and 20,700,000 Public Warrants to purchase the Company’s common stock.

For the three and nine months ended September 30, 2023, the shares underlying the following were excluded from the calculation of diluted income per share since each would have had an anti-dilutive effect given the Company's net loss: 11,812,822 vested and non-vested stock options outstanding, 9,609,252 non-vested and outstanding restricted stock units, 12,780,000 Private Placement Warrants and 20,700,000 Public Warrants to purchase the Company’s common stock.

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents the amounts included within accrued expenses and other current liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
(in thousands)	Unaudited
Employee compensation	$4,018	$7,269
Severance	726	—
Professional fees	874	626
User acquisition	664	1,525
Other	965	3,048
Accrued expenses and other current liabilities	$7,247	$12,468

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

Under the provisions of ASC 810, “Consolidation,” an entity consolidates a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company has determined that it is able to direct the activities of TPN and the PC entities that most significantly impact their economic performance and it funds and absorbs all losses of these VIEs resulting in the Company being the primary beneficiary of these entities. Accordingly, the Company consolidates these VIEs.

The following table details the assets and liabilities of the VIEs as of September 30, 2024 and December 31, 2023. The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	September 30, 2024	December 31, 2023
(in thousands)	Unaudited
ASSETS
Cash and cash equivalents	$133	$167
Accounts receivable	5,388	4,031
Other assets	19,349	11,493
Total Assets	$24,870	$15,691
LIABILITIES
Accrued expenses and other current liabilities	2,587	2,831
Total Liabilities	$2,587	$2,831

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

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the three and nine months ended September 30, 2024 and 2023.

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

As of September 30, 2024, we had approximately 158.1 million eligible lives compared to 112.9 million eligible lives as of September 30, 2023. As of September 30, 2024, we had over 8,600 Consumer active members compared to 13,300 Consumer active members as of September 30, 2023. For the three and nine months ended September 30, 2024, our clinicians completed 316,400 and 899,200 sessions, respectively, related to members covered under our Payor customers, compared to 228,600 and 600,800 completed sessions, respectively, for the three and nine months ended September 30, 2023. Please refer to the “Key Business Metrics” section below for a description of eligible lives and Consumer active members.

Inflation Risk and Economic Conditions

The demand for our solution is dependent on the general economy, which is in turn affected by geopolitical conditions, the stability of the global credit markets, inflationary pressures, higher interest rates, the industries in which our Payor and DTE customers operate or serve, and other factors. Downturns in the general economy could disproportionately affect the demand for our solution and cause it to decrease.

Our operations could also be impacted by inflation and higher interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2024 and 2023. However, if our costs were to become subject to significant inflationary pressures (such as Provider cost), we may not be able to fully offset such higher costs through price increases or cost savings. Our inability or failure to do so could harm our business, financial condition or results of operations.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Nine Months Ended September 30,
	2024	2023
(in thousands except number of health plan and enterprise customers or otherwise indicated)	Unaudited	Unaudited
Number of eligible lives at period end (in millions)	158.1	112.9
Number of completed Payor sessions during the period	899.2	600.8
Number of health plan customers at period end	26	21
Number of enterprise customers at period end	189	212
Number of Consumer active members at period end	8.6	13.3

	Three Months Ended September 30,
	2024	2023
(in thousands)	Unaudited	Unaudited
Unique Payor active members during the period	93.5	75.5

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

Taxes on income

Taxes on income consists primarily of foreign income taxes related to income generated by our subsidiary organized under the laws of Israel. Taxes on income were immaterial for the three and nine months ended September 30, 2024 and 2023.

We have a full valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income in the United States.

Results of Operations

The following table presents our results of operations for the three and nine months ended September 30, 2024 and 2023 and the dollar and percentage change between the respective periods:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Revenue:	Unaudited	Unaudited			Unaudited	Unaudited
Payor revenue	$32,039	$22,112	9,927	44.9	$90,492	$55,462	35,030	63.2
DTE revenue	9,370	8,002	1,368	17.1	28,911	24,717	4,194	17.0
Consumer revenue	5,990	8,532	(2,542)	(29.8)	19,470	27,448	(7,978)	(29.1)
Total revenue	47,399	38,646	8,753	22.6	138,873	107,627	31,246	29.0
Cost of revenue	25,778	19,797	5,981	30.2	74,570	54,218	20,352	37.5
Gross profit	21,621	18,849	2,772	14.7	64,303	53,409	10,894	20.4
Operating expenses:
Research and development	2,352	4,180	(1,828)	(43.7)	8,254	13,704	(5,450)	(39.8)
Clinical operations, net	1,677	1,405	272	19.4	4,802	4,681	121	2.6
Sales and marketing	12,337	13,184	(847)	(6.4)	38,615	39,698	(1,083)	(2.7)
General and administrative	5,156	5,259	(103)	(2.0)	17,698	15,952	1,746	10.9
Total operating expenses	21,522	24,028	(2,506)	(10.4)	69,369	74,035	(4,666)	(6.3)
Income (loss) from operations	99	(5,179)	5,278	*	(5,066)	(20,626)	15,560	75.4
Financial (income), net	(1,701)	(779)	(922)	118.4	(5,123)	(2,915)	(2,208)	75.7
Income (loss) before taxes on income	1,800	(4,400)	6,200	*	57	(17,711)	17,768	*
Taxes on income	(74)	14	(88)	*	123	165	(42)	(25.5)
Net income (loss)	$1,874	$(4,414)	$6,288	*	$(66)	$(17,876)	$17,810	99.6

* Percentage not meaningful.

Revenues

Revenues increased by $8.8 million, or 22.6% to $47.4 million for the three months ended September 30, 2024 from $38.6 million for the three months ended September 30, 2023. The increase was principally due to a 44.9% increase in Payor revenue driven by a higher number of completed Payor sessions, and a 17.1% growth in DTE revenue, partially offset by a 29.8% decline in Consumer revenue. Revenue from our Payor customers increased by $9.9 million, or 44.9%, to $32.0 million for the three months ended September 30, 2024 from $22.1 million for the three months ended September 30, 2023. Revenue from our DTE customers increased by $1.4 million, or 17.1% to $9.4 million for the three months ended September 30, 2024 from $8.0 million for the three months ended September 30, 2023. Consumer revenue decreased by $2.5 million, or 29.8%, to $6.0 million for the three months ended September 30, 2024 from $8.5 million for the three months ended September 30, 2023, due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting Payor members. While we no longer have marketing resources dedicated solely to the Consumer category, it continues to have a positive contribution to our financial results.

Revenues increased by $31.2 million, or 29.0% to $138.9 million for the nine months ended September 30, 2024 from $107.6 million for the nine months ended September 30, 2023. The increase was principally due to a 63.2% increase in Payor revenue driven by a higher number of completed Payor sessions, and a 17.0% growth in DTE revenue, partially offset by a 29.1% decline in Consumer revenue. Revenue from our Payor customers increased by $35.0 million, or 63.2%, to $90.5 million for the nine months ended September 30, 2024 from $55.5 million for the nine months ended September 30, 2023. Revenue from our DTE customers increased by $4.2 million, or 17.0% to $28.9 million for the nine months ended September 30, 2024 from $24.7 million for the nine months ended September 30, 2023. Consumer revenue decreased by $8.0 million, or 29.1%, to $19.5 million for the nine months ended September 30, 2024 from $27.4 million for the nine months ended September 30, 2023, due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting Payor members. While we no longer have marketing resources dedicated solely to the Consumer category, it continues to have a positive contribution to our financial results.

Costs of revenues

Cost of revenues increased by $6.0 million, or 30.2%, to $25.8 million for the three months ended September 30, 2024 from $19.8 million for the three months ended September 30, 2023 and increased by $20.4 million, or 37.5%, to $74.6 million for the nine months ended September 30, 2024 from $54.2 million for the nine months ended September 30, 2023.

The increase in cost of revenues for the three and nine months ended September 30, 2024, was primarily due to increased hours worked by therapists as a result of increased Payor sessions.

Gross profit

Gross profit increased by $2.8 million, or 14.7%, to $21.6 million for the three months ended September 30, 2024 from $18.8 million for the three months ended September 30, 2023 and increased by $10.9 million, or 20.4%, to $64.3 million for the nine months ended September 30, 2024 from $53.4 million for the nine months ended September 30, 2023. The increase in gross profit was primarily driven by an increase in the Company's revenues partially offset by an increase in cost of revenues to service more members and sessions.

Gross margin was 45.6% for the three months ended September 30, 2024, compared to 48.8% during the three months ended September 30, 2023. Gross margin was 46.3% for the nine months ended September 30, 2024, compared to 49.6% during the nine months ended September 30, 2023. The decline in gross margin was driven by a shift in revenue mix towards Payor as Consumer sessions tend to provide higher margins.

Operating expenses

Overall, operating expenses for the three months ended September 30, 2024 have decreased by $2.5 million or 10.4% to $21.5 million from $24.0 million for the three months ended September 30, 2023. Operating expenses for the nine months ended September 30, 2024 have decreased by $4.7 million or 6.3% to $69.4 million from $74.0 million for the nine months ended September 30, 2023, primarily due to our efforts to achieve greater operational efficiency.

Research and development expenses. Research and development expenses decreased by $1.8 million, or 43.7% to $2.4 million for the three months ended September 30, 2024 from $4.2 million for the three months ended September 30, 2023 and decreased by $5.5 million, or 39.8% to $8.3 million for the nine months ended September 30, 2024 from $13.7 million for the nine months ended September 30, 2023. The decrease in research and development expenses for the three and nine months ended September 30, 2024 was primarily due to a decrease in employee-related costs, inclusive of non-cash stock compensation expense, as a result of the exclusion of amounts reflected as capitalized internal-use software development costs. Capitalized internal-use software development costs were $1.9 million and $4.2 million for the three and nine months ended September 30, 2024, respectively.

Clinical operations expenses. Clinical operations expenses increased by $0.3 million, or 19.4% to $1.7 million for the three months ended September 30, 2024 from $1.4 million for the three months ended September 30, 2023 and increased by $0.1 million, or 2.6% to $4.8 million for the nine months ended September 30, 2024 from $4.7 million for the nine months ended September 30, 2023. The increase in clinical operations expenses for the three and nine months ended September 30, 2024 was primarily due to an increase in employee-related costs, inclusive of non-cash stock compensation expense.

Sales and marketing expenses. Sales and marketing expenses decreased by $0.8 million, or 6.4%, to $12.3 million for the three months ended September 30, 2024 from $13.2 million for the three months ended September 30, 2023 and decreased by $1.1 million, or 2.7%, to $38.6 million for the nine months ended September 30, 2024 from $39.7 million for the nine months ended September 30, 2023. The decrease in sales and marketing expenses for the three and nine months ended September 30, 2024 was primarily driven by a decrease in employee-related costs, inclusive of non-cash stock compensation expense and a decrease in third-party subcontractor costs, partially offset by an increase in direct marketing and promotional costs.

General and administrative expenses. General and administrative expenses decreased by $0.1 million, or 2.0%, to $5.2 million for the three months ended September 30, 2024 from $5.3 million for the three months ended September 30, 2023 and increased by $1.7 million, or 10.9%, to $17.7 million for the nine months ended September 30, 2024 from $16.0 million for the nine months ended September 30, 2023. The increase in general and administrative expenses for the nine months ended September 30, 2024 was primarily due to an increase in severance costs, professional fees and recruitment costs, partially offset by a decrease in third-party subcontractor costs.

Financial (income), net

Financial (income), net was $1.7 million for the three months ended September 30, 2024 compared to $0.8 million three months ended September 30, 2023. For the three months ended September 30, 2024 financial (income), net primarily consisted of interest income earned on our money market accounts of $1.5 million and non-cash gains resulting from the remeasurement of warrant liabilities of $0.3 million.

For the three months ended September 30, 2023 financial (income), net primarily consisted of interest income earned on our money market accounts of $1.6 million, partially offset by $0.8 million in losses resulting from the remeasurement of warrant liabilities.

Financial (income), net was $5.1 million for the nine months ended September 30, 2024 compared to $2.9 million nine months ended September 30, 2023. For the nine months ended September 30, 2024 financial (income), net primarily consisted of interest income earned on our money market accounts of $4.6 million and non-cash gains resulting from the remeasurement of warrant liabilities of $0.8 million. For the nine months ended September 30, 2023 financial (income), net primarily consisted of interest income earned on our money market accounts of $3.7 million, partially offset by $0.6 million in losses resulting from the remeasurement of warrant liabilities.

Taxes on income

Taxes on income consists primarily of foreign income taxes related to income generated by our subsidiary organized under the laws of Israel. Taxes on income were immaterial for the three and nine months ended September 30, 2024 and 2023.

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

Some of the limitations of adjusted EBITDA include (i) adjusted EBITDA does not necessarily reflect capital commitments to be paid in the future and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these requirements. In evaluating adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments described herein. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Adjusted EBITDA should not be considered as an alternative to income (loss) before income taxes, net income (loss), income (loss) per share, or any other performance measures derived in accordance with U.S. GAAP. When evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net income (loss) and other GAAP results.

A reconciliation is provided below for adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review our financial statements prepared in accordance with GAAP and the reconciliation of our non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business. We do not provide a forward-looking reconciliation of adjusted EBITDA guidance as the amount and significance of the reconciling items required to develop meaningful comparable GAAP financial measures cannot be estimated at this time without unreasonable efforts. These reconciling items could be meaningful.

We calculate adjusted EBITDA as net loss income adjusted to exclude (i) depreciation and amortization, (ii) interest and other expenses (income), net, (iii) tax benefit and expense, and (iv) stock-based compensation expense.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)	Unaudited	Unaudited	Unaudited	Unaudited
Net income (loss)	$1,874	$(4,414)	$(66)	$(17,876)
Add:
Depreciation and amortization	231	305	652	913
Financial (income), net (1)	(1,701)	(779)	(5,123)	(2,915)
Taxes on income	(74)	14	123	165
Stock-based compensation	1,931	1,969	7,290	6,401
Non-recurring expenses (2)	89	105	1,427	89
Adjusted EBITDA	$2,350	$(2,800)	$4,303	$(13,223)
(1)
For the three months ended September 30, 2024, financial (income), net, primarily consisted of $1.5 million of interest income from our money market accounts and $0.3 million in non-cash gains resulting from the remeasurement of warrant liabilities. For the nine months ended September 30, 2024, financial (income), net, primarily consisted of $4.6 million of interest income from our money market accounts and $0.8 million in non-cash gains resulting from the remeasurement of warrant liabilities. For the three months ended September 30, 2023, financial (income), net, primarily consisted of $1.6 million of interest income from our money market accounts, partially offset by $0.8 million in non-cash losses resulting from the remeasurement of warrant liabilities. For the nine months ended September 30, 2023, financial (income), net, primarily consisted of $3.7 million of interest income from our money market accounts, partially offset by $0.6 million in non-cash losses resulting from the remeasurement of warrant liabilities.
(2)
For the nine months ended September 30, 2024, non-recurring expenses primarily consisted of severance costs related to the departure of key executives of the Company and other related costs. For the three and nine months ended September 30, 2023, non- recurring expenses primarily consisted in losses resulting from the disposition of fixed assets.

Liquidity and Capital Resources

As of September 30, 2024, we had $119.0 million of cash and cash equivalents ($123.9 million as of December 31, 2023), which we use to finance our operations and support a variety of growth initiatives and investments. We had no debt as of September 30, 2024.

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

We currently anticipate to be able to fund our cash needs for at least the next 12 months and thereafter for the foreseeable future using available cash and cash equivalent balances as of September 30, 2024. However, in the future we may require additional capital to respond to technological advancements, competitive dynamics, customer demands, business and investment opportunities, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we cannot raise capital when needed, we may be forced to undertake asset sales or similar measures to ensure adequate liquidity.

Share Repurchase Program

On February 22, 2024, the Company announced that its Board of Directors approved a share repurchase program to authorize the repurchase of up to $15.0 million of the currently outstanding shares of the Company’s common stock over a period of twenty-four months beginning on March 1, 2024 (the “Share Repurchase Program”). On August 1, 2024, the Company’s Board of Directors amended the Share Repurchase Program to authorize the Company to repurchase up to an additional $25.0 million of its common stock. The Share Repurchase Program will remain in effect until the total authorized dollar amount of shares is repurchased or August 1, 2026.

During the nine months ended September 30, 2024, the Company purchased and canceled an aggregate of 2,948,892 shares of its common stock for a total consideration of $8.0 million ($2.71 per share) under the Share Repurchase Program. As of September 30, 2024, a total of $32.0 million remained available for share repurchases under the Share Repurchase Program.

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

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary condensed consolidated cash flow information for the periods presented:

Cash Flows

	Nine Months Ended September 30,
	2024	2023
(in thousands)	Unaudited	Unaudited
Net cash provided by (used in) operating activities	$7,623	$(14,863)
Net cash used in investing activities	(3,837)	(10)
Net cash (used in) provided by financing activities	(8,700)	1,660
Net decrease in cash and cash equivalents	$(4,914)	$(13,213)

Operating Activities

The decrease in net cash used in operating activities was primarily driven by a lower net loss for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Investing Activities

The increase in net cash used in investing activities was driven primarily by an increase in capitalized internal-use software development costs during the nine months ended September 30, 2024 compared to September 30, 2023.

Financing Activities

The increase in net cash used in financing activities was driven primarily by the purchase of $8.0 million of outstanding shares of the Company’s common stock under the Share Repurchase Program and an increase in taxes paid related to vested stock-based awards during the nine months ended September 30, 2024 compared to September 30, 2023.

Contractual Obligations, Commitments and Contingencies

As of September 30, 2024, we did not have any short-term or long-term debt, or significant long-term liabilities. As of September 30, 2024, we have a non-material long-term operating lease for our office space in New York, NY.

We may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. Should any of our estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows. As of September 30, 2024 there were no material legal proceedings, claims or litigation.

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

During the nine months ended September 30, 2024, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The forward-looking statements in this Quarterly Report and other such statements we publicly make from time-to-time are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks and uncertainties. Many important factors could cause actual future events to differ materially from the forward-looking statements in this press release, including but not limited to: (i) our business and the markets we operate in are rapidly evolving; (ii) rapid technological change in our industry; (iii) our ability to secure clients' contract renewals; (iv) our ability to maintain and expand our network of therapists, psychiatrists and other providers; (v) a decline in the prevalence of enterprise-sponsored healthcare or the emergence of new technologies may adversely impact our DTE business; (vi) if our or our vendors’ security measures fail or are breached; (vii) changes in healthcare laws, regulations or trends and our ability to operate in the heavily regulated healthcare industry; and (viii) and the other factors, risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and subsequent quarterly reports on Form 10-Q, including this report. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2024, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Based on their evaluation as of September 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has no material pending legal proceedings as of September 30, 2024, for more details see Note 6, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. During the nine months ended September 30, 2024, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of share repurchases for the three months ended September 30, 2024. See Note 7, “Capital Stock” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the section entitled “Liquidity Capital Resources-Share Repurchase Program” in Part I, Item II of this Quarterly Report on Form 10-Q for information regarding our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Thousands) (1)
July 1 - 31	—	$—	—	$32,001
August 1 - 31	—	—	—	32,001
September 1 - 30	—	—	—	32,001
Total	—		—

(1)
There were no share repurchases during the three months ended September 30, 2024. As of September 30, 2024, $32.0 million remained available for share repurchases under the Share Repurchase Program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 19, 2024, Mr. Gil Margolin, the Chief Technology Officer of the Company, adopted a trading arrangement for the sale of shares of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Margolin’s Rule 10b5-1 Trading Plan provides for the sale of up to 853,901 shares of common stock pursuant to the terms of the plan. The shares include: i) shares which will be acquired upon the exercise of employee stock options; and ii) vested restricted stock units. The Rule 10b5-1 Trading Plan expires on December 31, 2025, or such earlier date upon the completion of all trades under the plan or the occurrence of such other termination events as specified in the plan, including but not limited to termination of the plan.

No other directors or officers, as defined in Securities Exchange Act Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2024.

Item 6. Exhibits.

	EXHIBIT INDEX	Filed/
Exhibit Number	Exhibit Description	Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	**
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Talkspace, Inc.

Date: November 7, 2024	By:	/s/ Jon Cohen
Jon Cohen
Chief Executive Officer

Date: November 7, 2024	By:	/s/ Ian Harris
Ian Harris
Chief Financial Officer