Form 10-K
period 2024-12-31
Talkspace, Inc.
filed 2025-03-12
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting common stock held by non-affiliates of the Company on June 30, 2024 was $326.2 million based on the per share closing price of the Company's common stock on June 30, 2024 of $2.30.

The number of shares of common stock outstanding on March 10, 2025 was 168,437,252.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2024.

PCAOB ID:	1281	Auditor Name:	Kost Forer Gabbay & Kasierer, a member of EY Global	Auditor Location:	Tel-Aviv, Israel

i

PART I

Item 1. BUSINESS

Our Mission

Our mission is to make behavioral health care available to all and help people everywhere to heal.

Overview

Talkspace, Inc. together with its consolidated subsidiaries (referred to herein as the “Company”, “we”, “our”, “us” or “Talkspace”) is a leading virtual behavioral health company connecting millions of patients with licensed mental health providers across a wide and growing spectrum of care through virtual psychotherapy and psychiatry. Through our purpose-built platform created to address the vast, unmet and growing demand for behavioral health services, we serve:

•
Health insurance plans (commercial and government) and employee assistance programs (“Payor”) who offer their members access to our platform at in-network reimbursement rates,
•
Direct-to-Enterprise (“DTE”) comprised of enterprises who offer their enterprise members access to our platform while their enterprise is under an active contract with Talkspace, and
•
Individual subscribers (“Consumer”) who subscribe directly to our platform.

Through our psychotherapy offerings, our licensed therapists and counselors treat mental health conditions in over 150 clinical conditions, such as depression, anxiety, trauma and other fields of human challenges. Through our psychiatry offerings, our board-certified psychiatrists and prescription-eligible nurse practitioners treat a higher acuity patient demographic, including those who may have pharmacological needs. Our psychiatry clinicians, may at their discretion, refer the member to a primary care provider or in-person psychiatrist if the clinical need arises, including to address potential needs for controlled substances. In accordance with the Drug Enforcement Administration (“DEA”) Ryan Haight Act, Talkspace providers do not prescribe controlled substances.

We have a vast nationwide network of fully-credentialed providers across all 50 U.S. states and the District of Columbia. Our network is sustained and enhanced by an attractive value proposition to providers, including flexibility, convenience, efficiency, professional development opportunities and compensation. We also believe that our platform provides other benefits to providers through expanded clinical reach, steady access to member referrals, reduced administrative burdens, more efficient time utilization and data-driven clinical insights. We designed our provider network to be scalable and to leverage a hybrid model of both employee providers and independently contracted providers to support multiple growth scenarios.

Our network has the power to deliver an enhanced care journey, higher member lifetime engagement and meaningful outcomes for our members, as well as generally greater margins when compared to in-person treatment. In pursuing our mission of making behavioral health care available to all, we aim to provide our members with high-quality behavioral healthcare via coverage through a health insurance plan, employee access program, enterprise benefit or direct payment for our services.

For the year ended December 31, 2024 our revenues were $187.6 million compared to $150.0 million for the year ended December 31, 2023. As of December 31, 2024, we had approximately 179.4 million eligible lives through our Payor and DTE customers compared to 131 million eligible lives as of December 31, 2023. As of December 31, 2024, we had approximately 7,200 Consumer active members compared to 11,700 Consumer active members as of December 31, 2023. For the year ended December 31, 2024, our clinicians completed 1,229,200 sessions related to members covered under our Payor customers compared to 850,600 completed sessions for the year ended December 31, 2023. Please refer to the “Key Business Metrics” in item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of eligible lives and Consumer active members.

Our Offerings

By seeking to eliminate barriers in accessing and utilizing mental healthcare and offering providers technology-enabled tools to provide high-quality clinical care with a data-driven approach to treatment, we offer our members a robust ecosystem for end-to-end behavioral healthcare which includes psychotherapy and psychiatry services.

Psychotherapy: In psychotherapy, or “talk therapy,” members work with a licensed therapist or counselor to treat specific mental health conditions like depression or anxiety, trauma and other human challenges, including development of positive thinking and coping skills. We offer text, audio and video-based psychotherapy from licensed therapists.

Psychiatry: In psychiatry, members receive personalized, expert care from a prescriber who specializes in mental healthcare and prescription management. Typical packages include an initial video consultation and follow-up video appointments as needed based on clinical need. Like the traditional in-person medication management models, Talkspace providers can prescribe medication they deem necessary with the exception of controlled substances. If, in the provider’s discretion, the member requires in-person care in order to be prescribed a controlled substance or because their needs are unable to be met in a virtual care setting, referrals and coordination of care can be made with local providers.

Our Customers

In pursuit of our mission to expand access to all individuals in need of behavioral healthcare services, we strive to deliver effective care to a diverse customer base, with members from all socioeconomic backgrounds, ages, genders, ethnicities, geographies and income level who are located across all 50 U.S. states and select international markets.

Through Talkspace Payor, we contract with a number of health insurance plans and employee assistance programs to provide virtual therapy to their members. Members receive care directly covered through their individual health insurance plan where our providers are considered in-network or pay a flat rate per session or interaction.

Through Talkspace DTE, we contract directly with enterprises to provide their enterprise members unlimited synchronous and asynchronous care primarily on a per-member-per-month (“PMPM”) or paid-per-use (“PPU”) basis or as a fixed monthly fee. Enterprises include employers, academic organizations, higher education, and government entities and their members include employees, teens, students and student athletes.

Through Talkspace Consumer, the Company offers monthly, quarterly, bi-annual and annual membership subscription as well as supplementary a la carte offerings to individual subscribers who subscribe directly to our platform through a subscription plan.

Technology Platform

We believe that virtual therapy offers an attractive opportunity to improve behavioral health through data science and machine learning. Through digital phenotyping and predictive modeling, the data imprint left by interactions on our platform opens a new, quantitative viewpoint into the behavioral health condition of our members. By securely leveraging our unique dataset to identify patterns, which is augmented by advanced, data-driven tools to personalize care, we believe we are able to optimize clinical outcomes. We have designed our technology platform and information practices to achieve and maintain compliance with HIPAA and other legal requirements regarding the confidentiality of patient information. We maintain a written privacy and information security management program, led by designated subject matter experts, in order to (i) limit how we use and disclose protected health information of the members who utilize our technology platform or therapeutic services, (ii) implement reasonable administrative, physical, and technical safeguards to protect such information from misuse or cyber-attacks, and (iii) assist our customers with certain duties such as access to information under the privacy standards, among other program elements. We require our agents and subcontractors who have access to such information to enter into written agreements that require them to meet the same standards for security and privacy. We obtain third-party examinations of our controls relating to security and data privacy. In particular, we regularly obtain a Type II Service Organization Control SOC 2 report (Reporting on Controls at a Service Organization relevant to security, availability and privacy). We also retain outside consultants to regularly assess our vulnerability through penetration testing and analysis of our compliance with the HIPAA Security Rule.

The following table depicts the technology-enabled process flow that supports our platform:

Matching algorithm: We utilize machine learning to create a custom match for each new member. Our matching algorithm combines information from both structured and unstructured sources to predict which therapists have the greatest chance of success with each patient. Our matching model concurrently gathers member and historical outcomes and screens the therapists’ population to match the patient’s characteristics, clinical needs and preferences. Our machine learning technology also enables us to track the frequency and quality of clinical interactions, allowing us to provide a better therapist match should the patient request a new clinician.

Robust data ecosystem: We have a closed-loop data ecosystem providing a multi-dimensional view of the individuals who seek treatment on our platform. This data provides a holistic picture of each user – diagnoses, treatment plans, medical history, personal history, and clinical outcomes. Our data contains 8 billion words sent by millions of users via more than 140 million anonymized messages. We have approximately 6.2 million completed psychological assessments. Our data contains information about members collected by therapists, including over 1.2 million diagnoses and 4.3 million progress and psychotherapy notes. Our data also contains information about therapists reported by members, including approximately 3 million therapist ratings. We believe the size and depth of our clinical data is vast relative to the industry and is a differentiating element of our digitally-native modality.

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

Competition

We view as competitors those companies whose primary business is developing and marketing telehealth and virtual behavioral health platforms and services. Key competitive factors include technology, breadth and depth of functionality, range of associated services, operational experience, customer support, extent of customer and member bases and reputation, among other factors. Our key competitors in the telehealth and teletherapy markets are Teladoc Health, Inc., Lyra Health, Inc., Spring Care, Inc., and LifeStance Health Group Inc., among other industry participants.

In addition, large, well-financed health systems and health plans have in some cases developed their own virtual behavioral health tools and may provide these solutions to their consumers at discounted prices. In the future we may face competition from large technology companies, such as Apple, Meta, Verizon, or Microsoft, who may wish to develop their own virtual behavioral health solutions, as well as from large retailers like Walmart. We believe that the breadth of our existing customer and member bases, the depth of our technology platform, and our business-to-business focus on promoting existing healthcare brands and integrating freely with multiple platforms increases the likelihood that stakeholders seeking to develop virtual behavioral healthcare solutions will choose instead to collaborate with Talkspace.

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

The transition to a structure where we operate under various MSAs with professional associations and professional corporations authorized by state law to contract with affiliated professionals to deliver teletherapy services to the Company's members, helps ensure we are able to comply with all applicable regulatory requirements, including the corporate practice of medicine and fee-splitting laws, that are necessarily implicated by engaging in telehealth care that can only be delivered by physicians. The Company is continuing to transition its current agreements with its customers, members and other business partners to TPN and/or the PC entities, where applicable.

See Note 13, “Variable Interest Entities” in the notes to the consolidated financial statements for further details.

Human Capital Overview

The Company’s workforce is critical to the creation and delivery of its services and the success of the Company. Our ability to attract, develop and retain talented employees and independent contractors with the skills and capabilities needed by our business is a key component of our long-term growth and our mission of providing more people with convenient access to quality, affordable behavioral healthcare. The Company views full-time employees and independently contracted providers as its total workforce, and each are eligible for the various formal and informal programs and resources to support, recruit, train and retain its team members. The Company's human capital network includes, but is not limited to, employee and independently contracted providers (licensed therapists, psychologists, psychiatrists), as well as employees in various support functions throughout the Company. The human capital needs and strategy of our business is overseen by the Company's Board of Directors and Chief Executive Officer and supported by the Company’s Human Resources Department, which reports directly to the Chief Executive Officer. As of December 31, 2024, we had 521 employees comprised of 288 providers and 233 professionals supporting the accounting, finance, technology, sales, marketing and other support functions and 5,804 independently contracted providers.

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

Telehealth and Teletherapy Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

The practice of medicine, including the provision of therapy services, is subject to various federal, state and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the adequacy of medical care, the practice of medicine and licensed professional services (including the provision of remote care), equipment, personnel, operating policies and procedures and the prerequisites for the prescription of medication and ordering of tests. The application of some of these laws to telehealth and teletherapy is unclear, evolving, and subject to differing interpretations.

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

Corporate Practice of Medicine Laws in the U.S.; Fee Splitting

We contract with therapists directly, or through their affiliated professional entities, as well as with professional associations and, professional corporations owned by affiliated physicians (collectively, “PCs”), to provide access to our platform and to provide therapy to their patients. We have entered into MSAs with TPN and the PC entities pursuant to which we provide billing, scheduling and a wide range of other administrative and management services in exchange for management and other service fees. These contractual relationships are subject to various state laws that prohibit fee splitting or the corporate practice of the applicable professional services by lay entities or persons and that are intended to prevent unlicensed persons from interfering with or influencing a licensed professional’s clinical judgment. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of the applicable profession in many states. Under the corporate practice of doctrines of certain states, decisions and activities such as contracting, setting rates and the hiring and management of personnel may fall under the restrictions on the corporate practice prohibition.

State corporate practice doctrines and fee splitting laws and rules vary from state to state. In addition, these requirements are subject to broad interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our engagement of a provider licensed in the state or the provision of telehealth and teletherapy to a resident of the state. Thus, regulatory authorities or other parties, including our providers, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or a licensed profession or that our contractual arrangements with affiliated providers constitute unlawful fee splitting. In such event, failure to comply could lead to adverse judicial or administrative action against us and/or our affiliated providers, civil, criminal or administrative penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our providers that interfere with our business, and other materially adverse consequences.

U.S. Federal and State Fraud and Abuse Laws

With the enrollment in Medicare, some services are currently reimbursed by government healthcare programs, which could expose our business to broadly applicable fraud and abuse laws and other healthcare laws and regulations that would regulate the business. Applicable and potentially applicable U.S. federal and state healthcare laws and regulations include, but are not limited to, those discussed below.

Federal Stark Law

We are subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” such as laboratory and other diagnostic services and prescription drugs that are furnished at an entity if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $26,125 per claim submitted and twice the value of each such service and exclusion from the federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the federal False Claims Act (“FCA”). The statute also provides for a penalty of up to $174,172 for a circumvention scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law, can be considered a violation of the FCA (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law for TPN, the PC entities or our affiliated physicians could have a material adverse effect on our business, financial condition and results of operations.

Federal Anti-Kickback Statute

We are subject to the federal Anti-Kickback Statute for services reimbursable by government healthcare programs. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA, as discussed below. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $105,563 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the FCA. Violations of the federal Anti-Kickback Statute can also result in criminal penalties, including criminal fines of more than $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations, if in the future we provide services reimbursable by government healthcare programs. In addition to a few statutory exceptions, the Office of Inspector General (“OIG”) has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

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

Violations of HIPAA may result in civil and criminal penalties. However, a single breach incident can result in violations of multiple standards, including privacy, security, and breach notification requirements. Our management responsibilities to TPN and the PC entities include assisting it with its obligations under HIPAA’s breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay and no later than 60 days following the discovery of a breach of unsecured protected health information (“PHI”), which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to the U.S. Department of Health and Human Services (“HHS”) and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. HIPAA also requires a business associate to notify its covered entity customers of breaches by the business associate. State attorneys general may also enforce HIPAA violations, and overlapping state laws may impose additional obligations.

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

HIPAA also required HHS to adopt national standards for electronic transactions that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. On January 16, 2009, HHS released the final rule mandating that everyone covered by HIPAA must implement ICD 10 for medical coding on October 1, 2013, which was subsequently extended to October 1, 2015, and is now in effect.

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

In addition to HIPAA and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security acts or practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting. The FTC and states’ attorneys general have brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and similar state laws. Further, the California Consumer Protection Act of 2018 (the “CCPA”), which took effect in 2020 and to which we are subject, imposes obligations and restrictions on businesses regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents, such as affording them the right to access and delete their personal information and to opt out of certain sharing of personal information. Additionally, the California Privacy Rights Act (“CPRA”), which came into effect on January 1, 2023, significantly amends and expands the CCPA, including by providing consumers with additional rights with respect to their personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Laws similar to the CCPA and CPRA have passed in Colorado, Connecticut, Iowa, Indiana, Montana, Tennessee, Texas, Oregon, Utah, Virginia, and Washington and are expected in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States.

In recent years, there have been a number of well publicized data breaches involving the improper use and disclosure of personal information and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials and providing credit monitoring services and/or other relevant services to impacted individuals. In addition, under HIPAA, breach notification laws and pursuant to the related contracts that we enter into with our customers who are covered entities, we must report breaches of unsecured PHI to our customers following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

Intellectual Property

It is important to our business that we establish intellectual property and maintain, protect and enforce our intellectual property rights. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions and other legal rights to establish and enforce our brand, proprietary technology and other intellectual property rights.

Through March 12, 2025, the Company has been approved for one patent in the United States related to “System and Method in Monitoring Engagement” which relates to the tracking of therapeutic progress between therapist and customer. We also have one patent that is pending and several other provisional applications in the United States. We intend to continue to apply for additional patents relating to our software and technology. We cannot assure whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims.

We own and use trademarks and service marks on or in connection with our business and services, including both registered marks and unregistered trademarks in the United States. In addition, we rely on other forms of intellectual property protection including trade secrets, know-how and other unpatented proprietary processes, in each case in support of our business. We make efforts to maintain and protect our intellectual property and the proprietary aspects of our products and technologies, including through the use of nondisclosure agreements and the monitoring of our competitors. Although we take steps to protect our trade secrets and know-how, third parties may independently develop or otherwise gain access to our trade secrets and know-how by lawful means. We require our employees, consultants and certain of our contractors to execute confidentiality agreements in connection with their employment or consulting relationships with us but we cannot guarantee that we have executed such agreements with all applicable counterparties. Furthermore, these agreements may be breached, and we may not have an adequate remedy for any such breach. We also require our employees and consultants to disclose and assign to us inventions conceived during the term of their employment or engagement while using our property or which relate to our business. We also license certain intellectual property rights that are used in our business from third parties.

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
•
We derive a material portion of our revenue from our largest customers. The loss, termination, or renegotiation of any contract with such customers could negatively impact our results.
•
If we are unable to secure customers' contract renewals, our business, financial condition and results of operations will be harmed.
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
•
We may become subject to professional liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.
•
A decline in the prevalence of enterprise-sponsored healthcare or the emergence of new technologies may adversely impact our DTE business or require us to expend significant resources in order to remain competitive.
•
We rely on third-party platforms such as the Apple Store and the Google Play App Store, to distribute our platform and offerings.
•
We rely on data center providers, Internet infrastructure, bandwidth providers, third-party computer hardware and software, other third parties and our own systems for providing services to our customers and members, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers and members, adversely affecting our brand and our business.
•
If our or our vendors’ security measures fail or are breached and unauthorized access to a customer’s data or information systems is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales, customers and members.

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
•
We are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician and other professional services, and our business, financial condition and our ability to operate in certain jurisdictions would be adversely affected if those relationships were disrupted or if our arrangements with our providers or customers are found to violate state laws prohibiting the corporate practice of medicine or fee splitting.
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
•
Our use and disclosure of personal information, including protected health information ("PHI"), personal data, and other health information, is subject to state, federal or other privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customer base and member bases and revenue.
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

Risks Related to Ownership of our Warrants

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

We have experienced significant growth in the last several years, and therefore our recent revenue growth rate and financial performance should not be considered indicative of our future performance. From 2022 to 2023 and 2023 to 2024, our revenues grew at a compound annual rate of 25.5% and 25.0%, respectively. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. Our future growth will depend, in part, on our ability to grow our revenue from existing customers and members, to acquire potential future customers and members, especially our Payor and DTE customers, and to expand our customer, member and provider bases. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenue or to generate net income. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our customer and member bases depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing customers and members may be slower to adopt our services than we currently anticipate, which could adversely affect our results of operations and growth prospects.

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

The virtual behavioral health market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our solution with next-generation technologies and to develop or to acquire and market new services to access new customer and member populations. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors, including advancements in artificial intelligence and machine-learning, will not result in our present or future software-based products and services becoming uncompetitive or obsolete.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.

The virtual behavioral health market is competitive, and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition from a range of companies, including specialized software and solution providers that offer similar solutions and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include American Well Corporation, Teladoc Health, Inc., Lyra Health, Inc., and Spring Care, Inc., among other small industry participants.

In addition, large, well-financed health systems and health plans have in some cases developed their own telehealth and teletherapy tools and may provide these solutions to their consumers at discounted prices. Competition may also increase from large technology companies, such as Apple, Meta, Google, Verizon, or Microsoft, who may wish to develop their own virtual behavioral health solutions, as well as from large retailers like Walmart. Competition from large software companies or other specialized solution providers, health systems and health plans, communication tools and other parties could result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

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

We also expect our competitors to continue to improve their technology infrastructure, including with the use of artificial intelligence (“AI”) and machine learning solutions, to interact with customers, members and insurance companies, sell their services, utilize (and even monetize) their data and support and grow their customer base. Our ability to innovate our own technology infrastructure and appropriately address user experience will affect our ability to compete. In addition, new developments in cloud computing, AI, and machine learning have made it easier to enter our markets due to lower up-front technology costs.

Many healthcare provider organizations are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours could become more intense, and the importance of establishing and maintaining relationships with key industry participants could increase. These industry participants may try to use their market power to negotiate price reductions for our products and services. In light of these factors, even if our solution is more effective than those of our competitors, current or potential customers and members may accept competitive solutions in lieu of purchasing our solution. If we are unable to successfully compete in the virtual behavioral health market, our business, financial condition and results of operations could be materially adversely affected.

We derive a material portion of our revenue from our largest customers. The loss, termination, or renegotiation of any contract with such customers could negatively impact our results.

We derive a material portion of our revenue from our largest customers. The loss, termination, or renegotiation of any contract with such customers could negatively impact our results. For the year ended December 31, 2024, three customers represented 10% or more of the Company’s total revenue. For the year ended December 31, 2023, two customers represented 10% or more of the Company’s total revenue. The loss of business from either of the Company’s significant customers, as a result of competition, customer needs, or other factors beyond the Company’s control, could have a material adverse effect on our business, financial condition and results of operations.

Because we rely on a limited number of our largest customers for a material portion of our revenue, we depend on the creditworthiness of these customers. If the financial condition of our customers declines, our credit risk could increase. Should one or more of our significant customers declare bankruptcy, be declared insolvent, or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenue, the collectability of our accounts receivable, affect our bad debt reserves and negatively impact our net income.

If we are unable to secure customers' contract renewals, our business, financial condition and results of operations will be harmed.

We currently generate a significant portion of our revenues from our DTE customers, which contracts are one to three years in length. Consumer subscriptions generally have stated initial terms of one-to-six months and members may cancel their subscription at any time and will receive a pro-rata refund for the subscription price. Most of our customers and members have no obligation to renew their subscriptions for our services after the initial term expires. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. Additionally, our future results of operations depend, in part, on our ability to expand our services and offerings, including broadening our continuum of care. If our customers and members fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline or our future revenue growth may be constrained.

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

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our solution and attracting new customers and members. Our brand promotion activities may not generate consumer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain customers and members necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad adoption of our brands.

We may be unsuccessful in achieving broad market education and changing consumer purchasing habits.

Our success and future growth largely depend on our ability to increase consumer awareness of virtual behavioral therapy in general and our platform and offerings, in particular, and on the willingness of current and potential customers and members to utilize our platform to access information and behavioral health services. We believe the vast majority of consumers make purchasing decisions for behavioral health services on the basis of traditional factors, such as insurance coverage. This traditional decision-making process does not always account for restrictive and complex insurance plans, high deductibles, expensive co-pays and other factors, such as discounts or savings available at alternative therapists or practices. To effectively market our platform, we must educate consumers about the various purchase options and the benefits of using Talkspace for behavioral healthcare, including when such services may not be covered by their health insurance benefits. We focus our marketing and education efforts on potential customers, members and other consumers, but also aim to educate and inform healthcare providers and other participants that interact with consumers, including at the point of purchase. However, we cannot assure you that we will be successful in changing consumer purchasing habits or that we will achieve broad market education or awareness among consumers. Even if we are able to raise awareness among consumers, they may be slow in changing their habits and may be hesitant to use our platform for a variety of reasons.

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

In order to grow our business, we anticipate that we will continue to depend on our existing and future relationships with third parties, such as third-party payors, including government agencies, as well as our ability to expand our Payor and DTE business. Identifying potential customers, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our products and services. In addition, acquisitions of our customers by our competitors could result in a decrease in the number of our current and potential customers and members, as our customers may no longer facilitate the adoption of our applications by potential members. If we are unsuccessful in establishing or maintaining our relationships with third parties that we provide services to, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our services or increased revenue.

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

In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our customers or members or difficulty meeting regulatory or accreditation requirements.

The ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as state therapist or psychiatrist licensing laws and standard of care requirements, and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. Our failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our customer and member bases, higher costs, less attractive services for our customers and members and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Unfavorable publicity regarding, among others, the healthcare industry, litigation or regulatory activity, the actions of the entities included or otherwise involved in our platform, virtual behavioral health services included on our platform or by other industry participants, our data privacy or data security practices, or our platform could materially adversely affect our reputation. In addition, from time to time, news media outlets have provided negative coverage regarding our platform and privacy practices and any such negative media coverage, regardless of the accuracy of such reporting, may have an adverse impact on our business and reputation, as well as have an adverse effect on our ability to attract and retain customers, members, other consumers, or employees, and result in decreased revenue, which would materially adversely affect our business, financial condition and results of operations.

Our customers and members may engage with us online through our social media pages, including, for example, our presence on Facebook, Instagram and X, by providing feedback and public commentary about all aspects of our business. Information concerning us or our platform and offerings, whether accurate or not, may be posted on social media pages at any time and may have a disproportionately adverse impact on our brand, reputation or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We rely on data center providers, Internet infrastructure, bandwidth providers, third-party computer hardware and software, other third parties and our own systems for providing services to our customers and members, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers and members, adversely affecting our brand and our business.

We serve all of our customers and members from third party interconnection and data centers, such as Amazon Web Services. While we control and have access to our servers, we do not control the operation of these facilities. The cloud vendors and the owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our cloud vendors or data center operators is acquired, we may be required to transfer our servers and other infrastructure to a new vendor or a new data center facility, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our cloud vendors or third-party data center locations with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers and members. Our third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our cloud vendors or third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

Additionally, if our cloud or data center vendors are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our cloud vendors or data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers or any disruptions or other performance problems with our solution could adversely affect our reputation and may damage our customers and members’ stored files or result in lengthy interruptions in our services. Interruptions in our services may reduce our revenue, cause us to issue refunds to customers and members for prepaid and unused subscriptions, subject us to potential liability or adversely affect customer retention.

In addition, our ability to deliver our Internet-based services depends on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced, and expect that we may experience in the future, interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with customers and members.

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

Our ability to rely on these services of third-party vendors could be impaired as a result of the failure of such providers to comply with applicable laws, regulations and contractual covenants. In addition, the occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close our third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our apps and websites. Certain natural events may become more frequent or intense as a result of climate change. For more information, see our risk factor titled “We are subject to a series of risks related to climate change.” Cloud computing, in particular, is dependent upon having access to an internet connection in order to retrieve data. If a natural disaster, blackout or other unforeseen event were to occur that disrupted the ability to obtain an internet connection, we may experience a slowdown or delay in our operations. While we have some limited disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur to our business, our operations could be impaired and our business, financial condition and results of operations may be materially and adversely affected.

If our or our vendors’ security measures fail or are breached and unauthorized access to a customer’s data or information systems is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales, customers and members.

Our services involve the storage and transmission of our customers’ and members’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, customers, members and others, as well as the PHI of our customers and members. We are subject to laws and regulations relating to the collection, use, retention, security and transfer of this information, including to vendors. Because of the extreme sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our or our third-party vendors’ network, hosted service providers or vendor systems could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by malicious actors such as denial-of-service and phishing attacks, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, or catastrophic events.

Information security risks have generally increased in recent years because of the proliferation of new technologies, including the increased adoption of AI technologies, and the increased sophistication and activities of perpetrators of cyber-attacks. Malicious actors are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. The techniques, sources and targets of these attacks change and are often not recognized until such attacks are launched or have been in place for some time. In an increasing amount of cases, these malicious actors are or are acting on behalf of state sponsors which further increases the risk of sophistication, capability and funding for the attack. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive customer or member data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our customers and members. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect customer, member or investor confidence in us, and reduce the demand for our services from existing and potential customers and members. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations.

Any potential security breach could result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to customers or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and we cannot be certain that our insurance coverage will be adequate for data security liabilities actually incurred, will cover any indemnification claims against us relating to any incident, will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. In any event, insurance coverage would not address the reputational damage that could result from a security incident.

Data privacy is also subject to frequently changing laws, rules and regulations in the various jurisdictions in which we operate. Such initiatives around the country could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. Our Board of Directors is briefed periodically on cybersecurity and risk management issues and we have implemented a number of processes to avoid cyber threats and to protect privacy. However, the processes we have implemented in connection with such initiatives may be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data. In addition, the competition for talent in the data privacy and cybersecurity space is intense, and we may be unable to hire, develop or retain suitable talent capable of adequately detecting, mitigating or remediating these risks. Our failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in legal liability or damage to our reputation in the marketplace. No material cybersecurity incidents have occurred during the year ended December 31, 2024.

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

Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies, AI technologies and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer behavior.

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

It is possible that we will not generate enough taxable income to use these net operating loss carryforwards before their expiration (or that we will not generate taxable income at all). Under the Tax Cuts and Jobs Act of 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to these in federal tax laws. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code, respectively, and similar provisions of state law. Under those sections of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not undertaken an analysis of whether we have experienced an “ownership change” for purposes of Section 382 and Section 383 of the Internal Revenue Code or whether there are any limitations on use with respect to our net operating losses and other tax attributes.

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

We may not be successful in continuing to attract and retain qualified personnel. We have from time to time in the past experienced and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with experience working in the healthcare market is limited overall.

In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Failure to attract new personnel or failure to retain and motivate our current personnel could have a material adverse effect on our business, financial condition and results of operations.

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

If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business as a result of unanticipated costs or liabilities, difficulty converting the customers of the acquired business onto our platform and contract terms, diversion of management’s attention from other business concerns and employee retention issues, among other reasons.

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

Our ability to conduct telehealth and teletherapy services through our network of providers in a particular jurisdiction is directly dependent upon the applicable laws governing remote care, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. With respect to telehealth and teletherapy services, in the past, state licensing boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in the suspension or modification of our telehealth and teletherapy operations in certain states. However, the extent to which a jurisdiction considers particular actions or relationships to comply with the applicable standard of care is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, each with broad discretion. Accordingly, we must monitor our compliance with the law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law.

Additionally, it is possible that the laws and rules governing the practice of medicine and therapy, including telehealth and prescribing medication online, in one or more jurisdictions may change in a manner deleterious to our business. For instance, a few states have imposed different, and, in some cases, additional, standards regarding the provision of services via telehealth and teletherapy. Some states impose strict standards on using telehealth and teletherapy to prescribe certain classes of controlled substances that can be commonly used to treat behavioral health disorders. The unpredictability of this regulatory landscape means that sudden changes in policy regarding standards of care and reimbursement are possible. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we or an affiliated medical group were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

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

In the jurisdictions in which we operate, even where we believe we are in compliance with all applicable laws, due to the uncertain regulatory environment, certain jurisdictions may determine that we are in violation of their laws. In the event that we must remedy such violations, we may be required to modify our services and products in a manner that undermines our solution’s attractiveness to our customers, members or providers or experts, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. In each case, our revenue may decline and our business, financial condition and results of operations could be materially adversely affected.

Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures and expanding additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our products or services from being offered to members and customers, or their members and patients, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician and other professional services, and our business, financial condition and our ability to operate in certain jurisdictions would be adversely affected if those relationships were disrupted or if our arrangements with our providers or customers are found to violate state laws prohibiting the corporate practice of medicine or fee splitting.

We have entered into various agreements with Talkspace Provider Network, PA ("TPN"), a Texas professional association entity, which in turn contracts with our other affiliated professional entities ("PC entities"), physicians, therapists, and other licensed professionals for clinical and professional services provided to our members. There is a risk that U.S. state authorities in some jurisdictions may find that these contractual relationships with professional entities, physicians and other healthcare providers providing telehealth and teletherapy violate laws prohibiting the corporate practice of medicine (and other professional services) and professional fee splitting. These laws generally prohibit the practice of medicine by lay persons or entities and prohibit us from employing physicians and certain licensed professionals, directing the clinical practice of physicians and certain licensed professionals, holding an ownership interest in an entity that employs physicians and certain licensed professionals or from engaging in certain financial arrangements, such as splitting professional fees with physicians and certain licensed professionals. The laws are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing a healthcare provider’s professional judgment. The extent to which each state considers particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and professional counselors and therapists, and state attorneys general, among others. As such, we must monitor our compliance with applicable laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice of medicine or fee splitting laws will not circumscribe our business operations.

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

State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers. Due to the prevalence of the corporate practice of medicine doctrine in states where we conduct our business, we have entered into various agreements with TPN. One such agreement is a management services agreement with TPN, pursuant to which TPN reserves exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services and we provide non-clinical management and administrative services in exchange for a management fee. The PC entities, physicians, therapists and other licensed professionals who provide clinical and professional services to our members through contracts with TPN, also retain exclusive control and responsibility for all aspects of medical services provided to our members. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may successfully challenge our organization and contractual arrangements with our providers once implemented. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our providers to comply with these statutes, could eliminate customers located in certain states from the market for our services. Furthermore, these arrangements could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, adverse determination or litigation with regard to our arrangements with TPN and the PC entities could have a material adverse effect on our business, financial condition, and results of operations.

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

Reimbursement from federal and/or state healthcare programs could expose our business to broadly applicable fraud and abuse laws and other healthcare laws and regulations that would regulate the business. As we enter the teen behavioral health market, we will encounter parental consent rules and regulations that vary by state, creating another level of compliance risks. The U.S. healthcare industry is heavily regulated and closely scrutinized by federal and state governments. Comprehensive statutes and regulations govern the manner in which we and our affiliated professional entities may provide and bill for services and collect reimbursement from governmental programs and private payers, our contractual relationships with TPN and its corresponding relationship with its contracted providers, vendors and customers, our marketing activities and other aspects of our operations.

For a summary of the potential applicable U.S. federal and state healthcare laws, see, “Item 1. Business – U.S. Regulation.”

Because of the breadth of these laws and the need to fit certain activities within one of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status and, if in the future we provide services reimbursable by government healthcare programs, exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend ourselves against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

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

Our use and disclosure of personal information, including PHI, personal data, and other health information, is subject to state, federal or other privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customer base and member bases and revenue.

The privacy and security of personal information stored, maintained, received or transmitted electronically is an enforcement priority in the United States and internationally. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies and legal standards for privacy, any failure or perceived failure to comply with such requirements may result in proceedings or actions against us by government entities or private parties, or could cause us to lose customers or members, any of which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Any allegations about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

In the United States, numerous federal and state laws and regulations govern collection, storage, dissemination, use, retention, transfer, disposal, security and confidentiality of personal information, including but, not limited to, HIPAA; U.S. state privacy, security and breach notification and healthcare information laws; the California Consumer Protection Act (“CCPA”); and other data protection laws.

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

We also publish statements to our customers and members that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be inaccurate, incomplete, or not fully implemented, we may be subject to claims of deceptive practices or other violation of law, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that our business activities can be subject to challenge under one or more of such laws. The applicability, scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal, state and foreign enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers and of processing of health data generally, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Any such investigations, prosecutions, convictions or settlements could result in significant financial penalties, damage to our brand and reputation, and a loss of customers and/or members, any of which could have an adverse effect on our business.

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

In addition, we use open-source software in connection with our proprietary software and expect to continue to use open-source software in the future. Some open-source licenses require licensors to provide source code to licensees upon request or prohibit licensors from charging a fee to licensees. While we try to insulate our proprietary code from the effects of such open-source license provisions, we cannot guarantee we will be successful. Accordingly, we may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open-source software, derivative works or our proprietary source code that was developed or distributed with such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open-source code change, we may be forced to re-engineer our software or incur additional costs. We cannot assure you that we have not incorporated open-source software into our proprietary software in a manner that may subject our proprietary software to an open-source license that requires disclosure, to customers or members or the public, of the source code to such proprietary software. Any such disclosure would have a negative effect on our business and the value of our proprietary software.

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

Regardless of the merits of any intellectual property litigation, we may be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim or the above referenced review could have a material adverse effect on our business, financial condition or results of operations. We expect that we may receive in the future notices that claim we or our customers using our solution have misappropriated, misused or otherwise infringed other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. Our existing, or any future, litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention and resources, damage our reputation and brand and substantially harm our business.

We employ individuals who were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Additionally, in connection with such litigation, our use of such intellectual property could be temporarily or permanently enjoined, forcing us to stop using such intellectual property altogether. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

In addition, in most instances, we have agreed to indemnify our customers against certain third-party claims, which may include claims that our solution infringes the intellectual property rights of such third parties. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we may become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

●
cease offering or using technologies that incorporate the challenged intellectual property;
●
make substantial payments for legal fees, settlement payments or other costs or damages;

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or costs could have a material adverse effect on our business, financial condition and results of operations.

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business, financial condition and results of operations.

Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We encounter technical obstacles from time to time, and it is possible that we may discover additional problems that prevent our proprietary applications from operating properly. If our solution does not function reliably or fails to achieve customer expectations in terms of performance, customers could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain customers. Moreover, data services are complex and those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects or errors in our existing or new software-based products and services may arise in the future and may result from the interface of our solution with systems and data that we did not develop and the function of which is outside of our control or from issues undetected in our testing. These defects and errors, and any failure by us to identify and address them, could result in loss of revenue or market share, diversion of development resources, harm to our reputation and increased service and maintenance costs. Defects or errors may discourage existing or potential customers from purchasing our solution from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could have a material adverse effect on our business, financial condition and results of operations.

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

As a public company, we are required to establish and maintain internal controls over financial reporting and, pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to provide a report by management on, among other things, the effectiveness of our internal control over financial reporting for our annual reports on Form 10-K filed with the SEC. In addition, Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

Economic uncertainties or downturns in the general economy or the industries in which our customers operate could disproportionately affect the demand for our solution and negatively impact our results of operations.

General worldwide economic and geopolitical conditions have experienced significant volatility during the last ten years, and market volatility and uncertainty remain widespread, making it potentially very difficult for our customers and us to accurately forecast and plan future business activities. The demand for our service is dependent on the general economy, which is in turn affected by geopolitical conditions and the stability of the global credit markets. The ongoing and potential future impacts of escalating global conflicts, including those between Russia and Ukraine, the Israel/Hamas war in the Middle East, as well as rising tensions between China and Taiwan, has heightened global economic and geopolitical uncertainty. During challenging economic times, our customers may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions may impair the ability of our customers to pay for the software-based products and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

Relatedly, while we have a small back-office presence in Israel, none of our primary operations in the U.S. are dependent on those operations and we can use other locations and employees to fully supplement the work conducted in Israel.

We may need to raise additional capital in the future in order to execute our business plans, which may not be available on terms acceptable to us, or at all.

We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements in the near future. However, in the future we may still require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Changes in tax laws could adversely affect our operating results and financial condition.

We may be subject to changes in tax laws and have additional tax liabilities. We are subject to changes in tax laws, treaties or regulations and the interpretation or enforcement thereof in the United States and in jurisdictions in which we or any of our subsidiaries operate or are organized, and any such changes could have a material effect on our results of operations and liquidity. In October 2021, the Group of 20 endorsed a new global minimum tax rate for large multinational companies, which also has the support of a large number of countries and territories responsible for the overwhelming majority of global economic output. To take effect, the minimum tax would need to be implemented by each jurisdiction. In January 2025, the U.S. effectively pulled out of the global minimum tax rate program, although the exact implications of this action are unknown at this time.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. The IRA did not have a material impact to the Company thus far.

We may be subject to litigation, which is expensive, time-consuming and could divert management attention.

We may become subject, from time to time, to legal proceedings, payor audits, investigations, and claims that arise in the ordinary course of business such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former associates. Litigation disputes, including the disputes we are currently facing, could cause us to incur unforeseen expenses, result in content unavailability, and otherwise occupy a significant amount of our management’s time and attention, any of which could negatively affect our business operations and financial position. While the ultimate outcome of investigations, inquiries, information requests and legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our stock.

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

Our business exposes us to risks that are inherent in the provision of virtual behavioral healthcare. If customers, members or other individuals assert liability claims against us, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our solution. We attempt to limit our liability to customers and members by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, and may include larger self-insured retentions or exclusions for certain products. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition, and results of operations.

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
•
Data loss protection mechanisms;
•
Third party penetration testing and internal vulnerability assessments;
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

Our incident response plan, as implemented by management, coordinates the activities we take to prepare for, detect, contain, eradicate, and recover from cybersecurity incidents as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. The incident response plan also outlines the appropriate communication flow and response for certain categories of potential cybersecurity incidents. The Chief Technology Officer escalates material events, including to the Chief Executive Officer and Board.

We require all employees to participate in cybersecurity awareness, privacy, security training annually and provide mechanisms to report potential threats. In addition, we use a third-party phishing awareness vendor to increase employee awareness of cybersecurity threats.

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

Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity risks are also considered during separate Board meeting discussions of important matters like risk management, and other relevant matters. Management or the Audit Committee will provide a comprehensive update to the Board on cybersecurity threats and risk mitigation generally at least annually, and more frequently as relevant.

The Company’s information security and cybersecurity program is managed by our Chief Information Security Officer (CISO) and our Chief Technology Officer (CTO). The CISO and the Senior Director Information Security are responsible for our overall security and assessing and managing cybersecurity risks and threats. The CISO has over 20 years of information security, privacy, auditing and compliance experience and holds numerous certifications. The Senior Director of Information Security has over 15 years of experience in information security, and holds numerous certifications. The CTO has over 20 years of experience and leads our Company’s information systems and technological advancements. The SVP of Engineering has over 20 years of experience in IT and has specialized knowledge in systems and network infrastructure. The Director of Site Reliability Engineering and Security has nine years of experience and has principal responsibility for our network operations and system administration.

These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above.

Item 2. PROPERTIES

The Company's headquarters are located in New York, NY. As of December 31, 2024, the majority of the Company’s employees are working remotely.

The Company has limited operations outside the United States. The Company has one foreign subsidiary located in Israel which leases its operating facilities under a month-to-month operating lease agreement.

The Company does not view any of its leased facilities as material to its business.

Item 3. LEGAL PROCEEDINGS

The Company has no material pending legal proceedings as of December 31, 2024, however the Company may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. The Company accrues for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and the Company can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses. See Note 8, “Commitments and Contingencies,” in the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

As of December 31, 2024, there were 168,849,591 shares of common stock issued and outstanding, and 12,757,500 Private Placement Warrants and 20,722,500 Public Warrants to purchase the Company’s common stock at an exercise price of $11.50 per share. As of December 31, 2024, there were 9,725,095 and 7,027,075 shares underlying outstanding stock options and non-vested restricted stock units, respectively.

Holders

As of March 10, 2025, there were 67 holders of record of our common stock and 12 holders of record of our warrants.

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

Share-Based Compensation Plans

The Company maintains a stock-based compensation plan under which the Company may grant cash and equity incentive awards to officers, employees, directors, consultants and service providers and one employee stock purchase plan under which employees of the Company and its participating subsidiaries are provided with the opportunity to purchase Talkspace common stock at a discount through accumulated payroll deductions during successive offering periods. See Note 10 “Stock-based Compensation,” in the notes to the consolidated financial statements and Part III, Item 12, which incorporates information by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, for further details.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its Common Stock during the fourth quarter of 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program or Plan (in Thousands) (1)
Period
October 1, 2024 to October 31, 2024	—	—	—	—
November 1, 2024 to November 30, 2024	—	—	—	—
December 1, 2024 to December 31, 2024	962,367	$3.12	962,367	$29,001
Total	962,367		962,367

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

During the year ended December 31, 2024, the Company repurchased and retired an aggregate of 3,911,259 shares of its common stock for a total consideration of $11.0 million ($2.81 per share). As of December 31, 2024, $29.0 million remained available under the Share Repurchase Program.

Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as price, market conditions, corporate and regulatory requirements, constraints specified in any Rule 10b5-1 trading plans, alternative investment opportunities and other business considerations. All shares repurchased will be retired. The program does not obligate the Company to repurchase any dollar amount or number of shares, and may be modified, suspended, or discontinued at any time at the Company’s discretion without prior notice.

Stock Performance Graph

The following graph and table illustrate the cumulative total return from June 23, 2021 through December 31, 2024, for (i) our common stock, (ii) the Standard & Poor’s 500 Index, (iii) the Standard & Poor’s 500 Healthcare Index and (iv) the Russell 2000 Composite Index. The graph and the table assume that $100 was invested on June 23, 2021 in each of our common stock, the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Healthcare Index and the Russell 2000 Composite Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

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

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the years ended December 31, 2024 and 2023. For a discussion of our results of operations, liquidity and capital resources for the year ended December 31, 2022, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Overview

Talkspace is a healthcare company offering its members convenient and affordable access to a fully-credentialed network of highly qualified providers. We are a leading virtual behavioral healthcare company connecting millions of patients with licensed mental health providers across a wide and growing spectrum of care through virtual psychotherapy and psychiatry. We created a purpose-built platform to address the vast, unmet and growing demand for behavioral health services of our members. Through its platform, Talkspace serves:

•
Health insurance plans (commercial and government) and employee assistance programs (“Payor”) who offer their members access to our platform at in-network reimbursement rates,
•
Direct-to-Enterprise (“DTE”) comprised of enterprises who offer their enterprise members access to our platform while their enterprise is under an active contract with Talkspace, and
•
Individual subscribers (“Consumer”) who subscribe directly to our platform.

For the year ended December 31, 2024 our revenues were $187.6 million compared to $150.0 million for the year ended December 31, 2023. As of December 31, 2024, we had approximately 179.4 million eligible lives through our Payor and DTE customers compared to 131.0 million eligible lives as of December 31, 2023. As of December 31, 2024, we had approximately 7,200 Consumer active members compared to 11,700 Consumer active members as of December 31, 2023. For the year ended December 31, 2024, our clinicians completed 1,229,200 sessions related to members covered under our Payor customers compared to 850,600 completed sessions for the year ended December 31, 2023. Please refer to the “Key Business Metrics” section below for a description of eligible lives and consumer active members.

Quarterly Fluctuations

Our financial results may fluctuate from period-to-period as a result of a variety of factors, many of which are outside of our control, including, without limitation, the factors described in this section. Most of our revenue in any given quarter is derived from contracts entered into with our customers during previous quarters. Consequently, a decline in new or renewed contracts in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales of and market demand for our solution, and potential changes in our renewals or renewal terms, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable term of the contract. Accordingly, the effect of changes in the industry impacting our business or changes we experience in our new sales may not be reflected in our short-term results of operations. Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our securities.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Year Ended December 31,
(in thousands, except number of health plan and enterprise customers or otherwise indicated)	2024	2023
Number of eligible lives at year end (in millions)	179.4	131.0
Number of completed Payor sessions during the year	1,229.2	850.6
Number of health plan customers at year end	27	22
Number of enterprise customers at year end	188	210
Number of Consumer active members at year end	7.2	11.7

	Three Months Ended December 31,
(in thousands)	2024	2023
Unique Payor active members during the period	95.7	79.2

Eligible Lives: We consider eligible lives “eligible” if such persons are eligible to receive treatment on the Talkspace platform, in the case of our Payor customers, at an agreed upon reimbursement rate through insurance under a health insurance plan or an employee assistance program. There may be instances where a person may be covered through multiple solutions. In these instances, the person is counted each time they are covered in the eligible lives calculation, which may cause this amount to reflect a higher number of eligible lives than we actually serve.

Consumer Active Members: We consider consumer members “active” commencing on the date such member initiates contact with a provider on our platform until the term of their monthly, quarterly or bi-annual subscription plan expires, unless terminated early.

Unique Payor Active Members: Represents unique users who had a session completed during the period.

Components of Results of Operations

Revenues

We generate revenues from services provided to individuals who are qualified to receive access to the Company's services through our arrangements with health insurance plans, employee assistance programs and enterprises. We also generate revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to the Company's therapy platform as well as supplementary a la carte offerings directly to the Consumer through a subscription plan. See Note 2, “Summary of Significant Accounting Policies and Estimates” in the notes to the consolidated financial statements for further details.

Revenue growth is generated from a combination of increasing our eligible covered lives through contracting with health insurance plans and employee assistance programs, increasing utilization within eligible covered lives, expanding enterprise customers, and increasing membership subscriptions.

Cost of Revenues

Cost of revenues is comprised primarily of therapist payments. Cost of revenues is largely driven by the number of sessions and the size of our provider network that is required to service the growth of our Payor and DTE customers, in addition to the growth of our customer base.

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

Clinical Operations Expenses

Clinical operations expenses are associated with the management of our provider network of therapists. This item is comprised of costs related to recruiting, onboarding, credentialing, training and ongoing quality assurance activities (inclusive of stock-based compensation for our clinical operations employees), costs of third-party services and contractors related to recruiting and training, and software-related costs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense for certain executives, finance, accounting, legal, compliance and human resources functions, as well as professional fees.

Financial income, net

Financial income, net includes the impact from (i) interest earned on cash equivalents invested in money market accounts, U.S. treasury securities and commercial paper, and investments in marketable securities, (ii) non-cash changes in the fair value of our warrant liabilities, and (iii) other financial expenses in connection with bank charges.

Taxes on income

Taxes on income consists primarily of foreign income taxes related to income generated by our subsidiary organized under the laws of Israel. Taxes on income were immaterial for the years ended December 31, 2024, 2023 and 2022.

We have a full valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income in the United States.

Results of Operations

The following table presents the results of operations for the years ended December 31, 2024 and 2023 and the dollar and percentage change between the respective years:

	Year Ended December 31,		Variance
	2024	2023	$	%
(in thousands, except percentages)
Payor revenue	$124,339	$80,823	$43,516	53.8
DTE revenue	38,466	$33,614	4,852	14.4
Consumer revenue	24,788	35,608	(10,820)	(30.4)
Total revenue	187,593	150,045	37,548	25.0
Cost of revenues	101,757	75,665	26,092	34.5
Gross profit	85,836	74,380	11,456	15.4
Operating expenses:
Research and development	10,510	17,571	(7,061)	(40.2)
Clinical operations, net	6,542	6,159	383	6.2
Sales and marketing	50,654	52,544	(1,890)	(3.6)
General and administrative	22,627	21,315	1,312	6.2
Total operating expenses	90,333	97,589	(7,256)	(7.4)
Loss from operations	(4,497)	(23,209)	18,712	80.6
Financial income, net	(5,739)	(4,245)	(1,494)	35.2
Income (loss) before income taxes	1,242	(18,964)	20,206	*
Income tax expense	94	218	(124)	(56.9)
Net income (loss)	$1,148	$(19,182)	$20,330	*

Year Ended December 31, 2024 compared to December 31, 2023

Revenues

Revenues increased by $37.5 million, or 25.0%, to $187.6 million for the year ended December 31, 2024 from $150.0 million for the year ended December 31, 2023. The increase was principally due to a 53.8% increase in Payor revenue driven by a higher number of completed Payor sessions, and 14.4% growth in DTE revenue, partially offset by a 30.4% decline in Consumer subscription revenue. Revenue from our Payor customers increased by $43.5 million, or 53.8% to $124.3 million for the year ended December 31, 2024 from $80.8 million for the year ended December 31, 2023. Revenue from our DTE customers increased by $4.9 million, or 14.4% to $38.5 million for the year ended December 31, 2024 from $33.6 million for the year ended December 31, 2023. Consumer member subscriptions revenue decreased by $10.8 million, or 30.4%, to $24.8 million for the year ended December 31, 2024 from $35.6 million for the year ended December 31, 2023, due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting Payor members. While we no longer have marketing resources dedicated solely to the Consumer category, it continues to have a positive contribution to our financial results.

Costs of revenues

Cost of revenues increased by $26.1 million or 34.5%, to $101.8 million for the year ended December 31, 2024 from $75.7 million for the year ended December 31, 2023, primarily due to increased hours worked by therapists as a result of increased Payor sessions.

Gross profit

Gross profit increased by $11.5 million, or 15.4%, to $85.8 million for the year ended December 31, 2024 from $74.4 million for the year ended December 31, 2023. Gross margin was 45.8% for the year ended December 31, 2024, compared to 49.6% during the year ended December 31, 2023. The increase in gross profit was primarily driven by an increase in revenues partially offset by an increase in cost of revenues to service more members and sessions. The decline in gross margin was driven by a shift in revenue mix towards Payor.

Operating Expenses

Overall, our operating expenses for the year ended December 31, 2024 have decreased by $7.3 million or 7.4% to $90.3 million from $97.6 million compared to the year ended December 31, 2023, primarily due to our efforts to achieve greater operational efficiency.

Research and development expenses

Research and development expenses decreased by $7.1 million, or 40.2%, to $10.5 million for the year ended December 31, 2024 from $17.6 million for the year ended December 31, 2023, primarily due to a decrease in employee-related costs, inclusive of non-cash stock compensation expense and the exclusion of amounts reflected as capitalized internal-use software development costs. Capitalized internal-use software development costs were $6.1 million for the year ended December 31, 2024 and were immaterial for the year ended December 31, 2023.

Clinical operations expenses

Clinical operations expenses increased by $0.4 million, or 6.2%, to $6.5 million for the year ended December 31, 2024 from $6.1 million for the year ended December 31, 2023, primarily due to an increase in employee-related costs, inclusive of non-cash stock compensation expense, partially offset by a decrease in third-party subcontractor costs.

Sales and marketing expenses

Sales and marketing expenses decreased by $1.9 million, or 3.6%, to $50.6 million for the year ended December 31, 2024 from $52.5 million for the year ended December 31, 2023. The decrease in sales and marketing expenses was primarily driven by a decrease in subcontractor costs and employee-related costs, inclusive of non-cash stock compensation expense, partially offset by an increase in direct marketing and promotional costs.

General and administrative expenses

General and administrative expenses increased by $1.3 million, or 6.2%, to $22.6 million for the year ended December 31, 2024 from $21.3 million for the year ended December 31, 2023. The increase in general and administrative expenses for the year ended December 31, 2024 was primarily due to an increase in severance costs and professional fees, partially offset by a decrease in third-party subcontractor costs.

Financial income, net

Financial income, net was $5.7 million for the year ended December 31, 2024, compared to financial income, net of $4.2 million for the year ended December 31, 2023. For the year ended December 31, 2024, financial income, net, primarily consisted of $6.0 million of interest income from our money market accounts and marketable securities. For the year ended December 31, 2023, financial income, net, primarily consisted of $5.3 million of interest income from our money market accounts partially offset by $0.9 million in non-cash losses resulting from the remeasurement of warrant liabilities. The increase in financial income, net of $1.5 million or 35.2% for the year ended December 31, 2024, was primarily due to an increase in interest earned from our money market accounts and marketable securities and a decrease in non-cash losses resulting from the remeasurement of warrant liabilities.

Taxes on income

Taxes on income consists primarily of foreign income taxes related to income generated by our subsidiary organized under the laws of Israel. Taxes on income were immaterial for the years ending December 31, 2024 and 2023.

Year Ended December 31, 2023 compared to December 31, 2022

For a detailed discussion of the results for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to the “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on March 13, 2024.

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

We calculate adjusted EBITDA as net income (loss) adjusted to exclude (i) depreciation and amortization, (ii) interest and other expenses (income), net, (iii) tax benefit and expense, (iv) stock-based compensation expense, and (v) certain non-recurring expenses that we believe do not represent our on-going operations, where applicable.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net income (loss), for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024	2023
Net income (loss)	$1,148	$(19,182)
Add:
Depreciation and amortization	859	1,285
Financial income, net	(5,739)	(4,245)
Income tax expense	94	218
Stock-based compensation	9,173	8,395
Non-recurring expenses	1,427	—
Adjusted EBITDA	$6,962	$(13,529)

Liquidity and Capital Resources

As of December 31, 2024, we had $76.7 million of cash and cash equivalents ($123.9 million as of December 31, 2023), and $41.1 million in marketable securities which we use to finance our operations and support a variety of growth initiatives and investments. We had no debt as of December 31, 2024.

Our primary cash needs are to fund operating activities and invest in technology development. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, the timing and extent of investments to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced service offerings and the continuing market acceptance of virtual behavioral healthcare services. Additionally, we may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies.

We currently anticipate to be able to fund our cash needs for at least the next twelve months and thereafter for the foreseeable future using available cash and cash equivalent balances as of December 31, 2024. However, in the future we may require additional capital to respond to technological advancements, competitive dynamics, customer demands, business and investment opportunities, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we cannot raise capital when needed we may be forced to undertake asset sales or similar measures to ensure adequate liquidity.

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

During the year ended December 31, 2024, the Company repurchased and retired an aggregate of 3,911,259 shares of its common stock for a total consideration of $11.0 million ($2.81 per share). As of December 31, 2024, $29.0 million remained available under the Share Repurchase Program.

Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as price, market conditions, corporate and regulatory requirements, constraints specified in any Rule 10b5-1 trading plans, alternative investment opportunities and other business considerations. All shares repurchased will be retired. The program does not obligate the Company to repurchase any dollar amount or number of shares, and may be modified, suspended, or discontinued at any time at the Company’s discretion without prior notice.

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary consolidated cash flow information for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
(in thousands)
Net cash provided by (used in) operating activities	$11,704	$(16,393)
Net cash used in investing activities	(46,732)	(141)
Net cash (used in) provided by financing activities	(12,188)	1,897
Net decrease in cash and cash equivalents	$(47,216)	$(14,637)

Operating Activities

The increase in net cash provided by operating activities was driven primarily by positive cash flows from operations for the year ended December 31, 2024 primarily due to net income for the year ended December 31, 2024 compared to net loss for the year ended December 31, 2023.

Investing Activities

The increase in net cash used in investing activities was driven primarily by purchases of marketable securities and an increase in capitalized internal-use software development costs during the year ended December 31, 2024 compared to December 31, 2023.

Financing Activities

The increase in net cash used in financing activities was driven primarily by the purchase of $11.0 million of outstanding shares of the Company’s common stock under the Share Repurchase Program and an increase in taxes paid related to vested stock-based awards during the year ended December 31, 2024 compared to December 31, 2023.

Contractual Obligations, Commitments and Contingencies

As of December 31, 2024, we did not have any short-term or long-term debt, or significant long-term liabilities. As of December 31, 2024, we have a non-material long-term operating lease for our office space in New York, NY.

As of December 31, 2024 there were no material legal proceedings, claims or litigation. We may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. Should any of our estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.

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

Internal-use Software Costs

The Company capitalizes costs related to software acquired, developed, or modified solely to meet our internal requirements with no substantive plans to market such software at the time of development. In accordance with ASC 350-40, Internal Use Software, software development activities generally consist of three stages (i) the preliminary project stage, (ii) the application development stage, and (iii) the post-implementation operational stage. Costs incurred during the preliminary project stage and during the post-implementation operational stage are expensed as incurred. Eligible costs incurred during the application development stage of the project are capitalized and are amortized on a straight-line basis over the software’s estimated useful life, generally 3 years. Maintenance costs are expensed as incurred.

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

The forward-looking statements in this Annual Report on Form 10-K and other such statements we publicly make from time to-time are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2024, we had cash and cash equivalents totaling $76.7 million and $41.1 million in marketable securities, which are held for a variety of growth initiatives and investments as well as working capital purposes. We do not have any indebtedness for borrowed money outstanding.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Talkspace, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Talkspace, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)and our report dated March 12, 2025 expressed an unqualified opinion thereon.

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

As discussed in Note 2 of the consolidated financial statements, the Company recognizes revenues from contracted insurance payors and employee assistance organizations (“Payor”) at a point in time based on contracted rates, net of implicit price concessions, as virtual therapy or psychiatry session is rendered ("payor revenues"). The Company estimates the amount of variable consideration that is included in the transaction price mainly by estimating claims denials by insurance payor, primarily based on actual historical collection experience by insurance payor. For the year ended December 31, 2024, payor revenues were $124.3 million.

Auditing management's determination of transaction price including variable consideration was complex and judgmental due to significant data inputs and subjective assumptions utilized in the process. In determining transaction price, management develops estimates based on actual historical collection experience by insurance payor.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating the amount of variable consideration that is included in the transaction price, including management’s review of the assumptions used, results of calculations and assessment of the underlying data.

To test the estimate of variable consideration, our audit procedures also included, among others, assessing the methodology used and testing the underlying data used by the Company in its analysis. We compared the collection rates used by management to historical collection trends and evaluated whether changes in the Company’s business model, payors mix, and other factors would affect the estimate of variable consideration. We assessed the historical accuracy of management’s estimate and performed sensitivity analysis to evaluate the changes in variable consideration that would result from changes in the expected collection rates used and the corresponding effect on revenues.

/s/ Kost Forer Gabbay & Kasierer

A Member of EY Global

We have served as the Company’s auditor since 2014.

Tel-Aviv, Israel

March 12, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Talkspace, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Talkspace, Inc.'s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Talkspace, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Talkspace, Inc. as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 12, 2025 expressed an unqualified opinion thereon.

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

/s/ Kost Forer Gabbay & Kasierer

A Member of EY Global

Tel-Aviv, Israel

March 12, 2025

TALKSPACE, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,692	$123,908
Marketable securities	41,118	—
Accounts receivable, net	9,643	10,174
Other current assets	2,729	5,718
Total current assets	130,182	139,800
Other long-term assets	8,495	2,421
Total assets	$138,677	$142,221
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,710	$6,111
Accrued expenses and other current liabilities	8,031	12,468
Deferred revenues	3,282	3,069
Total current liabilities	19,023	21,648
Warrant liabilities	1,690	1,842
Other long-term liabilities	569	85
Total liabilities	21,282	23,575
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value — Authorized: 1,000,000,000 shares at December 31, 2024 and 2023; Issued and outstanding: 168,849,591 and 168,428,856 shares at December 31, 2024 and 2023, respectively	17	16
Additional paid-in capital	386,612	389,014
Accumulated deficit	(269,236)	(270,384)
Accumulated other comprehensive income	2	—
Total stockholders’ equity	117,395	118,646
Total liabilities and stockholders’ equity	$138,677	$142,221

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF INCOME

U.S. dollars in thousands (except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$187,593	$150,045	$119,567
Cost of revenues	101,757	75,665	59,229
Gross profit	85,836	74,380	60,338
Operating expenses:
Research and development, net	10,510	17,571	21,659
Clinical operations, net	6,542	6,159	6,591
Sales and marketing	50,654	52,544	72,842
General and administrative	22,627	21,315	36,270
Impairment of goodwill	—	—	6,134
Total operating expenses	90,333	97,589	143,496
Loss from operations	(4,497)	(23,209)	(83,158)
Financial income, net	(5,739)	(4,245)	(3,740)
Income (loss) before income taxes	1,242	(18,964)	(79,418)
Income tax expense	94	218	254
Net income (loss)	$1,148	$(19,182)	$(79,672)
Net income (loss) per share:
Basic	$0.01	$(0.12)	$(0.51)
Diluted	$0.01	$(0.12)	$(0.51)
Weighted average number of common shares used in computing basic and diluted net income (loss) per share
Basic	168,906,900	165,039,920	156,885,256
Diluted	176,495,872	165,039,920	156,885,256

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$1,148	$(19,182)	$(79,672)
Other comprehensive income:
Change in unrealized gains on marketable debt securities	2	—	—
Total other comprehensive income	2	—	—
Total comprehensive income (loss)	$1,150	$(19,182)	$(79,672)

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except share and per share data)

	Common Stock
	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
Balance as of January 1, 2022	152,862,447	$15	$363,788	$-	$(171,530)	$192,273
Exercise of stock options	5,331,634	1	3,180	—	—	3,181
Restricted stock units vested, net of tax	2,960,949	*	(362)	—	—	(362)
Stock-based compensation	—	—	12,116	—	—	12,116
Net loss	—	—	—	—	(79,672)	(79,672)
Balance as of December 31, 2022	161,155,030	16	378,722	—	(251,202)	127,536
Exercise of stock options	4,592,195	*	2,707	—	—	2,707
Restricted stock units vested, net of tax	2,681,631	*	(810)	—	—	(810)
Stock-based compensation	—	—	8,395	—	—	8,395
Net loss	—	—	—	—	(19,182)	(19,182)
Balance as of December 31, 2023	168,428,856	16	389,014	—	(270,384)	118,646
Exercise of stock options	1,710,285	*	2,010	—	—	2,010
Restricted stock units vested, net of tax	2,621,709	1	(3,196)	—	—	(3,195)
Repurchase of common stock for retirement	(3,911,259)	*	(11,003)	—	—	(11,003)
Other comprehensive income	—	—	—	2	—	2
Stock-based compensation	—	—	9,787	—	—	9,787
Net income	—	—	—	—	1,148	1,148
Balance as of December 31, 2024	168,849,591	$17	$386,612	$2	$(269,236)	$117,395

* Represents an amount lower than $1

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,148	$(19,182)	$(79,672)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	859	1,196	1,357
Stock-based compensation	9,173	8,395	12,116
Remeasurement of warrant liabilities	(152)	903	(3,131)
Impairment of goodwill	—	—	6,134
Decrease (increase) in accounts receivable	531	(534)	(4,126)
Decrease (increase) in other current assets	2,989	(1,346)	5,080
Increase (decrease) in accounts payable	1,599	(350)	(968)
Increase (decrease) in deferred revenues	213	(1,286)	(2,831)
(Decrease) increase in accrued expenses and other current liabilities	(4,437)	(4,034)	4,862
Other	(219)	(155)	102
Net cash provided by (used in) operating activities	11,704	(16,393)	(61,077)
Cash flows from investing activities:
Purchases of marketable securities	(41,118)	—	—
Capitalized internal-use software costs	(5,443)	—	—
Other	(171)	(141)	(317)
Net cash used in investing activities	(46,732)	(141)	(317)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,010	2,707	3,181
Payments for employee taxes withheld related to vested stock-based awards	(3,195)	(810)	(853)
Repurchase of common stock for retirement	(11,003)	—	—
Payments from reverse capitalization	—	—	(645)
Net cash (used in) provided by financing activities	(12,188)	1,897	1,683
Net decrease in cash and cash equivalents	(47,216)	(14,637)	(59,711)
Cash and cash equivalents at the beginning of the year	123,908	138,545	198,256
Cash and cash equivalents at the end of the year	$76,692	$123,908	$138,545

Supplemental cash flow data:
Cash paid during the year for interest	$—	$—	$68
Cash paid during the year for income taxes	$96	$219	$122
Non-cash investing activity:
Lease liabilities arising from obtaining right-of-use assets	$595	$—	$466
Non-cash stock-based compensation capitalized in internal-use software costs	$614	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Talkspace, Inc. (together with its consolidated subsidiaries, the “Company” or “Talkspace”) is a leading behavioral healthcare company enabled by a purpose-built technology platform. Talkspace provides individuals and licensed therapists, psychologists and psychiatrists with an online platform for one-on-one therapy delivered via messaging, audio and video. The Company offers convenient and affordable access to a fully credentialed network of highly qualified providers. Since its inception, the Company has connected millions of patients with licensed behavioral health providers across a wide and growing spectrum of care through virtual psychotherapy and psychiatry.

The Company has three wholly-owned subsidiaries and holds variable interest in one professional association and various professional corporations, which have been established pursuant to the requirements of their respective domestic jurisdiction governing the corporate practice of medicine. These entities are considered Variable Interest Entities (“VIEs”). See Note 13, “Variable Interest Entities,” for further details.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. The Company’s significant estimates and assumptions used in these consolidated financial statements include, but are not limited to, the recognition of revenue, stock-based compensation awards and internal-use software costs. The Company bases its estimates on historical factors, current circumstances and the experience and judgment of management. The Company evaluates its assumptions on an ongoing basis. The Company’s management believes that the estimates, judgments, and assumptions used are reasonable based on information available at the time they are made. Estimates, by their nature, are based on judgment and available information, therefore, actual results could be materially different from these estimates.

Consolidation

The Company consolidates all subsidiaries in which it has a controlling financial interest, as well as any VIEs where the Company is deemed to be the primary beneficiary. Intercompany transactions and balances have been eliminated in the preparation of the consolidated financial statements.

Operating Segments

Talkspace provides virtual behavioral healthcare services through its online platform for one-on-one therapy delivered via messaging, audio and video. The Company's the chief operating decision maker (“CODM”) is the Chief Executive Officer, who manages the Company by reviewing consolidated results. Accordingly, the Company operates as one operating and reportable segment.

The CODM uses the Company’s consolidated net income (loss) to assess the financial performance of the Company and allocate resources. Since the Company operates in one operating segment, financial information, including consolidated net income (loss) information evaluated by the CODM can be found in the consolidated statements of income. Other financial information regarding the Company's operating segment is presented elsewhere in the consolidated financial statements.

The Company's assets are managed on a consolidated basis. For total asset information please refer to the consolidated balance sheets included within the consolidated financial statements. Most of the Company's long-lived tangible assets, as well as the Company's operating lease right-of-use asset are located in the United States with an immaterial portion located in Israel.

For the years ended December 31, 2024, 2023 and 2022, all of the Company’s revenues were generated from customers located in the United States. For the types of services from which the reportable segment derives its revenues please refer to Note 3, “Revenue Recognition”.

Stock Repurchases

The Company repurchases its common stock from time to time pursuant to a board-authorized share repurchase program. Stock repurchases are accounted under ASC 505-30, Treasury Stock. The Company's policy is to retire all stock repurchased immediately after the transaction is completed. The Company records the amounts repurchased in excess of par value as a reduction to additional paid in capital. See Note 9, “Capital Stock,” for further details.

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

Accordingly, non-dollar denominated transactions and balances have been re-measured into the functional currency in accordance with ASC 830, “Foreign Currency Matters”. These transactions were not material for the years ended December 31, 2024, 2023 and 2022.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash, with original maturities of three months or less at the date acquired. The Company’s cash and cash equivalents generally consist of bank deposits and investments in money market funds, U.S. treasury securities and commercial paper.

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

Marketable Securities

The Company invests excess cash primarily in U.S. treasury securities, U.S. government securities, corporate debt securities, certificates of deposit and commercial paper. These investments represent investments of cash which are available to support current operations as such the Company classifies all marketable securities that have effective maturities of three months or less from the date of purchase as cash equivalents and those with effective maturities of greater than three months, including highly liquid securities with maturities beyond twelve months, as marketable securities within current assets on the consolidated balance sheets. As the Company may sell these investments prior to their effective maturities, these investments are classified and accounted for as available for sale securities. The Company determines the appropriate classification of these investments at the time of purchase and reevaluates such designation at each balance sheet date.

The Company carries these at fair value and determines any realized gains or losses on the sale of these investments on a specific identification method, and includes such gains or losses in financial income, net, in the consolidated statements of income. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss).

On each reporting period, the Company evaluates whether declines in fair value below carrying value are due to expected credit losses, as well as the ability and intent to hold the investment until a forecasted recovery occurs, in accordance with ASC 326. Allowance for credit losses on available for sale debt securities are recognized as a charge in financial income, net, in the consolidated statements of income. See Note 5, “Fair Value Measurements,” for further details.

Fixed Assets, net

The following table presents the average useful life used for the Company's fixed assets:

Average Useful Life (years)
Computers and software	3
Furniture and equipment	5

Fixed assets are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the average useful lives of the assets.

Internal-use Software

The Company capitalizes costs related to software acquired, developed, or modified solely to meet its internal requirements with no substantive plans to market such software at the time of development. In accordance with ASC 350-40, Internal Use Software, software development activities generally consist of three stages (i) the preliminary project stage, (ii) the application development stage, and (iii) the post-implementation operational stage. Costs incurred during the preliminary project stage and during the post-implementation operational stage are expensed as incurred. Eligible costs incurred during the application development stage of the project are capitalized and are amortized on a straight-line basis over the software’s estimated useful life, generally 3 years. Maintenance costs are expensed as incurred. Capitalized costs include employee-related costs, inclusive of non-cash stock compensation expense for employees who are directly associated with and who devote time to software projects. See Note 6, “Fixed Assets, net,” for further details.

Leases

The Company accounts for its leases in accordance with ASC 842, “Leases”. The right-of-use (“ROU”) asset represents the Company’s right to use an underlying asset for the lease term and the lease liability represents an obligation to make payments based on the present value of lease payments over the lease term. The Company uses incremental borrowing rates based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The lease term includes options to extend or terminate the lease when it is reasonably certain these will be exercised.

The Company has elected not to record operating lease ROU assets and lease liabilities for leases with an initial term of 12 months or less. The Company also elected the practical expedient to not separate lease and non-lease components for its leases. The Company's lease assets and liabilities were immaterial as of December 31, 2024 and 2023. The Company's ROU lease asset is included within other long-term assets and the related lease liability is included within other long-term liabilities on the consolidated balance sheets.

Intangible Assets

Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives. The Company routinely reviews the remaining estimated useful lives of finite-lived intangible assets. The Company's intangible assets are included within other long-term assets on the consolidated balance sheets. See Note 4, “Intangible Assets, net” for further details.

Impairment of Long-Lived Assets and Intangible Assets subject to Amortization, including ROU Lease Asset

Fixed assets, internal-use software, intangible assets and ROU lease assets are reviewed for impairment in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators are present, management performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset to its carrying amount. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of the asset, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges for the years ended December 31, 2024, 2023 or 2022.

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

Through its platform, Talkspace serves:

•
Health insurance plans (commercial and government) and employee assistance programs (“Payor”) who offer their insured members access to our platform at in-network reimbursement rates,
•
Direct-to-Enterprise (“DTE”) comprised of enterprises who offer their enterprise members access to our platform while their enterprise is under an active contract with Talkspace, and
•
Individual subscribers (“Consumer”) who subscribe directly to our platform.

Payor

The Company contracts with health insurance plans and employee assistance programs to provide therapy and psychiatry services to their eligible members. Revenue is recognized at a point in time, as virtual therapy or psychiatry sessions are rendered. The transaction price is determined based on contracted rates and includes variable consideration in the form of implicit price concessions. The Company determines the total transaction price, including an estimate of variable consideration, at contract inception and reassesses this estimate at each reporting date. The Company estimates the amount of variable consideration that is included in the transaction price primarily based on actual historical collection experience for each Payor. Revenue is presented net of implicit price concessions. Contracts include annual evergreen clauses and generally may be terminated by either party typically upon a minimum 60-day advance notice.

DTE

The Company contracts with enterprises to provide access to the Company's therapist platform for their enterprise members, primarily based on a per-member-per-month (“PMPM”) or paid-per-use (“PPU”) basis or as a fixed monthly fee. To the extent the transaction price includes variable consideration, revenue is recognized using the variable consideration allocation exception, or, if the allocation exception is not met, the Company recognizes revenue ratably over the period based on estimates of the variable consideration to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequent resolved. The majority of the contracts typically range in length from one to three years and are generally non-cancelable during the initial contractual term.

Consumer

The Company also generates revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to the Company's therapy platform as well as supplementary a la carte offerings directly to individual consumers through a subscription plan. The Company recognizes consumer revenues ratably over the subscription period, beginning when therapy services commence. The Company recognizes revenues from supplementary a la carte offerings at a point in time, as virtual therapy sessions are rendered. Members may cancel their subscription at any time and will receive a pro-rata refund for the subscription price. The transaction price from member subscription revenue and supplementary a la carte offerings includes variable consideration in the form of refunds. Revenue is presented net of refunds. The Company estimates the refund liability for the variable consideration portion of the transaction price primarily based on historical experience. The refund liability is recorded within the “Accrued expenses and other current liabilities” line item in the consolidated balance sheets. The refund liability was immaterial as of December 31, 2024 and 2023.

See Note 3, “Revenue Recognition,” for further details.

Accounts Receivable, net

Accounts receivables are stated net of credit losses allowance. The Company’s methodology for estimating credit loss is based on historical collection experience, customer creditworthiness, current and future economic condition and market condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Accounts receivables are written off after all reasonable means to collect the full amount have been exhausted. See Note 3, “Revenue Recognition,” for further details.

Deferred Revenue

The Company records deferred revenues when cash payments from customers are received in advance of the Company's performance obligations to provide services. As of December 31, 2024 and 2023, deferred revenue related mainly to Consumer subscriptions. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less. See Note 3, “Revenue Recognition,” for further details.

Contract Costs

The Company capitalizes incremental costs of obtaining a contract if these costs are determined to be recoverable. Capitalized contract costs are expensed over the life the contract. As of December 31, 2024 and 2023, capitalized contract costs were immaterial.

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

The fair value of stock options is determined using the Black-Scholes-Merton option pricing model. The option-pricing model requires a number of assumptions, of which the most significant is the expected stock price volatility and the expected option term. Expected volatility is calculated based upon the Company's historical share price movements as well as similar traded companies’ historical share price movements as adequate historical experience is not available to provide a reasonable estimate based only on the Company's share price. Expected term is calculated based on the simplified method as adequate historical experience is not available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term. The risk-free interest rate is calculated based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends. The fair value of restricted stock units is measured as the grant-date closing price of the Company’s common stock. See Note 10, “Stock-based Compensation,” for further details.

Advertising Costs

Advertising costs include third-party software subscription services, third-party independent research, participation in trade shows, brand messaging and costs of communications materials to generate greater awareness and utilization of our platform among Payor and DTE customers. Advertising costs are expensed as incurred and were $26.1 million, $25.2 million and $37.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Employee Benefit Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to participate in the plan. The Company contributes 100% of eligible employee’s elective deferral up to 4% of eligible earnings. The Company's matching contributions to participants’ accounts were immaterial for the years ended December 31, 2024, 2023 and 2022.

Fair Value of Financial Instruments

The Company applies ASC 820, “Fair Value Measurements and Disclosures”. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Accounting guidance for the fair value measurement establishes a framework for measuring fair value, establishes a fair value measurement hierarchy, and requires certain fair value measurement disclosures. The fair value hierarchy established by this accounting guidance prioritizes the inputs used in valuation techniques into the following three categories (highest to lowest priority):

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's marketable securities are recorded at fair value and are generally classified within Level 1 or Level 2 of the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Marketable securities classified within Level 1 are valued based on quoted market prices in active markets and consist of money market funds and commercial paper. Level 2 marketable securities primarily consist of investment grade and high-yield corporate debt, U.S. Treasury securities, U.S. Government securities, certificates of deposit and commercial paper. Financial instruments classified as Level 2 are valued based on quoted market prices for similar assets of liabilities or quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

In June 2021, the Company assumed and also issued Private Placement Warrants. Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying consolidated balance sheets. The warrants were measured at fair value at inception and thereafter on a recurring, quarterly basis, with changes in fair value presented within financial income, net, in the consolidated statements of income. Private Placement Warrants are classified within Level 3 in the fair value hierarchy. These warrants were valued using the Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the implied volatility from trading prices of the Company's Public Warrants. Significant increases (decreases) in this input in isolation would have resulted in a significantly higher (lower) fair value measurement. See Note 5, “Fair Value Measurements,” for further details.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. The net deferred tax assets assume sufficient future earnings for their realization, as well as the continued application of currently enacted tax rates. Included in net deferred tax assets is a valuation allowance for deferred tax assets, where management believes it is more-likely-than-not that the deferred tax assets will not be realized in the relevant jurisdiction. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time. Accrued interest and penalties are included within the related tax asset or liability in the accompanying consolidated financial statements.

The Company follows the provisions in ASC 740 and the guidance related to accounting for uncertainty in income taxes. ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company's policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties in income tax expense.

The Company does not provide deferred tax liabilities when it intends to reinvest earnings of a foreign subsidiary indefinitely or if distributed, no tax liability will be imposed. Undistributed earnings of a foreign subsidiary and unrecognized deferred tax liability related to such earnings are immaterial as of December 31, 2024 and 2023.

As of December 31, 2024 and 2023 the Company did not record any provision for uncertain tax positions. The Company does not anticipate that the assessment will significantly increase or decrease within the next 12 months. No accrued interest or penalties were accrued as of December 31, 2024 and 2023. See Note 12, “Income Tax Expense,” for further details.

Net Income (Loss) Per Share

The Company’s basic net income (loss) per share is calculated by dividing net income (loss) attributable to ordinary shareholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net income (loss) per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. Diluted net income (loss) per share is the same as basic net income (loss) per share in periods when the effects of potentially dilutive shares of shares of common stock are anti-dilutive. See Note 11, “Net Income (Loss) per Share,” for further details.

Recently Issued and Recently Adopted Accounting Pronouncements

The following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) have been adopted by the Company:

In November 2023, the FASB issued ASU 2023- 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. This ASU applies to all public entities, including those with a single reportable segment. The revised guidance will require disclosure of significant segment expenses that are regularly provided to the CODM, the title and position of the CODM and how the CODM uses the reported measures of segment profit or loss in assessing segment performance, among other requirements. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU during the year ended December 31, 2024 on a retrospective basis.

Recently Issued Accounting Pronouncements Not yet Adopted

The following ASUs issued by the FASB have not yet been adopted by the Company:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating ASU 2023-09 to determine the impact it may have on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses, to improve the disclosures of a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods after December 15, 2027. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements and related disclosures.

NOTE 3. REVENUE RECOGNITION

The following table presents the Company’s consolidated revenues from sales to unaffiliated customers disaggregated by revenue source:

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Payor	$124,339	$80,823	$36,168
DTE	38,466	33,614	$28,241
Consumer	24,788	35,608	55,158
Total	$187,593	$150,045	$119,567

For the year ended December 31, 2024, three customers represented 10% or more of the Company's consolidated revenues and these amounts were approximately $27.6 million, $25.3 million and $22.7 million. For the year ended December 31, 2023 and 2022, two customers represented 10% or more of total revenue.

Accounts Receivable, net

The Company had accounts receivable, net, related to revenue from DTE customers of $6.0 million and $7.8 million at December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and 2023, the balance of accounts receivable, net, related to revenue from Payor customers was $3.6 million and $2.4 million, respectively. Credit losses related to these receivables were immaterial for the years ended December 31, 2024, 2023 and 2022.

Deferred Revenues

For the year ended December 31, 2024 and 2023, the Company recognized revenues of $2.0 million and $2.8 million, respectively, that were included in deferred revenues at the beginning of the year. As of December 31, 2024, deferred revenue mainly related to the Company’s Consumer subscription business.

NOTE 4. INTANGIBLE ASSETS, NET

Intangible assets is comprised of the following:

	As of December 31,
(in thousands)	2024	2023
Intangible asset with finite live:
Acquired technology	$3,201	$3,201
Less: accumulated amortization	(1,862)	(1,415)
Intangible assets, net	$1,339	$1,786

Amortization expense was $0.4 million for the year ended December 31, 2024 ($0.7 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively) and was included in cost of revenues in the Company’s consolidated statements of income for the periods presented.

Future amortization that will be charged to expense over the remaining life of the intangible asset as of December 31, 2024 is as follows:

December 31,	In thousands
2025	$446
2026	446
2027	447
$1,339

NOTE 5. FAIR VALUE MEASUREMENTS

The carrying value of the Company’s cash, cash equivalents, accounts receivable, other current assets, accounts payable, and accrued liabilities approximate fair value because of the relatively short-term nature of the underlying assets or liabilities.

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of December 31, 2024 and December 31, 2023:

	Fair Value Measurements as of December 31, 2024
(in thousands)	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$911	$—	$—	$911	$911	$—
Level 1:
Money market funds	68,639	—	—	68,639	68,639	—
Commercial paper	6,876	3	—	6,879	648	6,231
Total level 1	75,515	3	—	75,518	69,287	6,231
Level 2:
U.S. Treasury securities	7,232	2	—	7,234	6,494	740
U.S. Government securities	1,439	2	—	1,441	—	1,441
Certificates of deposit	2,920	1	—	2,921	—	2,921
Corporate debt securities	29,791	7	(13)	29,785	—	29,785
Total level 2	41,382	12	(13)	41,381	6,494	34,887
	$117,808	$15	$(13)	$117,810	$76,692	$41,118

	Fair Value Measurements as of December 31, 2023
(in thousands)	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$1,078	$—	$—	$1,078	$1,078	$—
Level 1:
Money market funds	122,830	—	—	122,830	122,830	—
	$123,908	$—	$—	$123,908	$123,908	$—

Contractual Maturities

The following table summarizes the remaining contractual maturities of our marketable securities as of December 31, 2024:

As of December 31, 2024
(in thousands)	Fair Value
Due within one year	$29,499
Due after one year through two years	11,619
Total	$41,118

Level 3

The following table presents changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023:

	Level 3 Liabilities
	Year Ended December 31, 2024
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,842	$(152)	$1,690

	Level 3 Liabilities
	Year Ended December 31, 2023
(in thousands)	Beginning Balance	Change in fair Value	Ending Balance
Private Placement Warrants	$939	$903	$1,842

The following were the inputs utilized in determining the fair value of the Private Placement Warrants as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Dividend yield (1)	0%	0%
Expected volatility (2)	68.80%	61.10%
Risk-free interest rate (3)	4.20%	4.13%
Time to maturity (years)	1.47	2.47

(1) No dividends were paid for the years ending December 31, 2024 and 2023.

(2) The expected volatility is based on the volatility implied by backsolving to the Public Warrants' price as of the valuation date.

(3) The risk -free interest rate is based on the yield from U.S. Treasury bonds with an equivalent term to the time to maturity of the warrants.

NOTE 6. FIXED ASSETS, NET

Fixed assets, net is included as part of other long-term assets in the consolidated balance sheets. Fixed assets, net as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
(in thousands)
Capitalized internal-use software costs	$6,488	$431
Computers and equipment	755	736
Other	139	35
Total cost	7,382	1,202
Less: accumulated depreciation	(1,123)	(888)
Fixed assets, net	$6,259	$314

As of December 31, 2024, the Company capitalized $6.1 million of qualifying internal-use software development costs, net ($0.2 million as of December 31, 2023). Depreciation and amortization expense related to the Company's fixed assets was immaterial for the years ended December 31, 2024, 2023 and 2022.

NOTE 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities is comprised of the following:

	As of December 31,
(in thousands)	2024	2023
Employee compensation	$5,144	$7,269
Professional fees	912	626
Severance	494	—
User acquisition	248	1,525
Other	1,233	3,048
Accrued expenses and other current liabilities	$8,031	$12,468

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

The Company may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. The Company accrues for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and the Company can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. As of December 31, 2024, there were no material pending legal proceedings, claims or litigation.

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

NOTE 9. CAPITAL STOCK

The Company’s authorized capital stock consists of (a) 1,000,000,000 shares of common stock, par value $0.0001 per share; and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2024 there were 12,757,500 Private Placement Warrants and 20,722,500 Public Warrants (12,780,000 Private Placement Warrants and 20,700,000 Public Warrants as of December 31, 2023) to purchase the Company’s common stock at an exercise price of $11.50 per share. No shares of preferred stock were issued or outstanding for any years presented.

Share Repurchase Program

On February 22, 2024, the Company announced that its Board of Directors approved a share repurchase program to authorize the repurchase of up to $15.0 million of the currently outstanding shares of the Company’s common stock over a period of twenty-four months beginning on March 1, 2024 (the “Share Repurchase Program”). On August 1, 2024, the Company’s Board of Directors amended the Share Repurchase Program to authorize the Company to repurchase up to an additional $25.0 million of its common stock. The Share Repurchase Program will remain in effect until the earliest (1) the total authorized dollar amount of shares is repurchased or (2) August 1, 2026.

During the year ended December 31, 2024, the Company repurchased and retired an aggregate of 3,911,259 shares of its common stock for a total consideration of $11.0 million ($2.81 per share). As of December 31, 2024, $29.0 million remained available under the Share Repurchase Program.

Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as price, market conditions, corporate and regulatory requirements, constraints specified in any Rule 10b5-1 trading plans, alternative investment opportunities and other business considerations. All shares repurchased will be retired. The program does not obligate the Company to repurchase any dollar amount or number of shares, and may be modified, suspended, or discontinued at any time at the Company’s discretion without prior notice.

NOTE 10. STOCK-BASED COMPENSATION

The Company may grant cash and equity incentive awards to officers, employees, directors, consultants and service providers in order to attract, motivate and retain talent under the Talkspace’s 2021 Incentive Award Plan (the “2021 Plan”).

All stock-based awards are measured based on the grant date fair value and are recognized on a straight-line basis in the Company’s consolidated statements of income over the requisite service period (generally requiring a four-year vesting period).

Stock Options

Stock options generally vest over a four-year period and are exercisable a maximum period of ten years. A summary of the Company’s stock option activity for the year ended December 31, 2024 is as follows:

	Year Ended December 31, 2024
	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1) (in thousands)
Outstanding at beginning of year	11,208,571	$2.77	6.91	$11,774
Granted	1,013,381	$2.51
Exercised	(1,710,285)	$1.17
Forfeited	(786,572)	$3.89
Outstanding at end of year	9,725,095	$2.93	6.39	$12,974
Exercisable at end of year	7,565,044	$3.15	5.86	$10,148

(1)
The aggregate intrinsic value of options outstanding and options exercisable at end of the year does not include 2,766,728 and 2,519,646, respectively, of stock options that are out of the money.

The weighted average grant-date fair value of stock options granted to employees during the years ended December 31, 2024 was $1.48 per share ($0.74 per share and $0.88 per share for the years ended December 31, 2023 and 2022, respectively).

The total intrinsic value of stock options exercised during the year ended December 31, 2024 was $3.0 million ($2.5 million and $4.2 million for the years ended December 31, 2023 and 2022, respectively).

The fair value for options granted for the years ended December 31, 2024, 2023 and 2022 was estimated on the date of grant using a Black-Scholes-Merton options pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2024	2023	2022
Dividend yield	0%	0%	0%
Expected volatility	60.81% - 61.65%	58.63% - 68.40%	66.80%-86.13%
Risk-free interest rate	3.71%-4.19%	3.70%-4.22%	1.76%-4.11%
Expected term (years)	5.27 - 6.11	5.23 - 6.25	5.07-6.25

As of December 31, 2024, there was $2.3 million of total unrecognized compensation cost related to non-vested stock options that are expected to be recognized over a weighted average period of 1.0 years.

Restricted Stock Units

Restricted Stock Units (“RSUs”) typically vest over a four-year period. The following table summarizes the activity for RSUs for the year ended December 31, 2024:

	Year Ended December 31, 2024
	Number of restricted stock units	Weighted average grant-date fair value
Nonvested at beginning of year	8,984,827	$1.30
Granted	3,142,300	$2.87
Vested	(3,776,287)	$1.71
Forfeited	(1,323,765)	$1.77
Nonvested at end of year	7,027,075	$1.73

The total fair value of RSUs vested during the year ended December 31, 2024 was $10.4 million ($5.0 million and $3.7 million for the years ended December 31, 2023 and 2022, respectively).

As of December 31, 2024, there was $11.1 million of total unrecognized compensation cost related to non-vested RSUs that are expected to be recognized over a weighted average period of 1.5 years.

The following table sets forth the total share-based compensation expense related to stock options and RSUs included in the respective components of operating expenses in the consolidated statements of income:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Research and development, net	$1,781	$2,463	$2,550
Clinical Operations, net	293	455	549
Sales and Marketing	1,860	1,722	3,090
General and administrative	5,239	3,755	5,927
Total stock-based compensation expense	$9,173	$8,395	$12,116

During the year ended December 31, 2024, the Company modified certain equity awards in connection with certain key executives' separation from the Company and recognized $1.2 million of additional stock-based compensation expense as a result of these modifications.

NOTE 11. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in thousands except share and per share data)	2024	2023	2022
Net income (loss)	$1,148	$(19,182)	$(79,672)
Weighted-average shares used to compute net income (loss) per share:
Basic	168,906,900	165,039,920	156,885,256
Dilutive effect of share-based awards	7,588,972	—	—
Diluted	176,495,872	165,039,920	156,885,256
Net income (loss) per share:
Basic	$0.01	$(0.12)	$(0.51)
Diluted	$0.01	$(0.12)	$(0.51)

For the year ended December 31, 2024, the following were excluded from the calculation of diluted net income per share since each would have had an anti-dilutive effect: 437,694 stock options, 40,149 restricted stock units, 12,757,500 Private Placement Warrants and 20,722,500 Public Warrants to purchase the Company’s common stock.

For the year ended December 31, 2023, the following were excluded from the calculation of diluted loss per share since each would have had an anti-dilutive effect given the Company’s net loss: 11,208,573 stock options, 8,984,827 restricted stock units, 12,780,000 Private Placement Warrants and 20,700,000 Public Warrants to purchase the Company’s common stock.

For the year ended December 31, 2022, the following were excluded from the calculation of diluted loss per share since each would have had an anti-dilutive effect given the Company’s net loss: 17,526,326 stock options, 9,127,051 restricted stock units, 12,780,000 Private Placement Warrants and 20,700,000 Public Warrants to purchase the Company’s common stock.

NOTE 12. INCOME TAX EXPENSE

The Company and its subsidiaries file income tax returns in the U.S. federal, and various states and foreign jurisdictions. The Company assessed its uncertain tax positions and determined that it has no uncertain tax positions at December 31, 2024.

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Income (loss) before income taxes	$1,242	$(18,964)	$(79,418)
Statutory tax rate	21%	21%	21%
Federal taxes	261	(3,982)	(16,678)
Increase (decrease) in effective tax rate due to:
State taxes, net of federal benefit	(164)	276	(4,079)
Impairment of goodwill	—	—	1,288
Permanent differences	683	897	83
Other Adjustments	(648)	(373)	(6,669)
Valuation allowance	(38)	3,400	26,309
Actual income taxes	$94	$218	$254

The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

Income (loss) before taxes is attributable to the following tax jurisdictions:

	Year Ended December 31,
(in thousands)	2024	2023	2022
U.S. operations	$1,078	$(19,576)	$(79,788)
Foreign operations	164	612	370
Income (loss) before income taxes	$1,242	$(18,964)	$(79,418)

Income taxes are comprised of the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$—	$—	$—
State	169	44	40
Foreign	46	174	214
Total Current	215	218	254
Deferred:
Federal	—	—	—
State	(121)	—	—
Foreign	—	—	—
Total Deferred	(121)	—	—
Total	$94	$218	$254

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
(in thousands)	2024	2023
Net deferred tax assets:
Net operating loss carryforwards	$70,373	$70,701
Stock based compensation	3,338	2,892
Depreciation	232	378
Other	201	45
Total gross deferred tax assets, net	74,144	74,016
Valuation allowance	(73,978)	(74,016)
Deferred tax liabilities (long term):
Other	(166)	—
Net deferred tax assets	$—	$—

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of the Company’s recent history of operating losses, management believes the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a full valuation allowance. A valuation allowance has been recorded for the net deferred tax assets at December 31, 2024 and 2023.

The Company maintains a full valuation allowance on its net deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. Management considered the Company’s cumulative loss in recent years as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, management determined that the negative evidence outweighed the positive evidence and that a full valuation allowance on the net deferred tax assets will be maintained. Management will continue to assess the realizability of our deferred tax assets going forward and will adjust the valuation allowance as needed. The Company’s valuation allowance decrease was immaterial for the year ended December 31, 2024; the decrease was primarily due to decreases in its net operating loss carryforwards.

At December 31, 2024, the Company has federal and state net operating loss carryovers (“NOL”) of approximately $279.8 million and $239.0 million, respectively, which are available to reduce future taxable income. The NOL carryforwards begin to expire in 2032 and may become subject to annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under I.R.C. Section 382.

This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or future tax liabilities. The federal losses generated from 2018 onward do not expire.

The Company is subject to U.S. federal and state and Israeli income taxes with varying statutes of limitations. The Company is not currently under examination by any income tax authority, nor has it been notified that an examination is contemplated. The Company is no longer subject to U.S. federal, state or local income tax examinations by the tax authorities for years before 2019. The Israel subsidiary tax assessments filed by the Company through the year 2019 are considered closed.

NOTE 13. VARIABLE INTEREST ENTITIES (“VIEs”)

In the second quarter of 2022, the Company completed a transition with respect to its relationship with its providers, transitioning to a structure whereby Talkspace LLC has entered into various agreements with a Texas professional association entity (Talkspace Provider Network, PA or “TPN”), which in turn contracts with our other affiliated professional entities ("PC entities"), physicians, therapists, and other licensed professionals for clinical and professional services provided to the Company's members. Talkspace LLC is party to various Management Services Agreements (“MSAs”) with TPN as well as the PC entities as part of this transition. The Company believes the transition to a structure where it operates under various MSAs with professional associations and professional corporations authorized by state law to contract with affiliated professionals to deliver teletherapy services to its members, helps ensure the Company is able to comply with all applicable regulatory requirements, including the corporate practice of medicine and fee-splitting laws, that are necessarily implicated by engaging in telehealth care that can only be delivered by physicians. The Company is continuing to transition its current agreements with its customers, members and other business partners to TPN or the PC entities, where applicable.

Pursuant to the MSAs, Talkspace LLC is the managing entity (the “Manager”) and provides management and administrative resources and services essential to the operations of TPN and the PC entities and receives a management fee for these services and reimbursement of expenses incurred. TPN and the PC entities in turn have the obligation under the MSAs to engage all licensed physicians and other health professionals to provide behavioral healthcare services to the Company's members. In addition, to the extent that TPN or the PC entities lack sufficient funds to meet their obligations, the Manager may, at its sole discretion, advance funds to TPN or the PC entities to cover these obligations. Such advances would be considered loans made by Manager and should be repaid as per the terms of the management agreement. No such advances have been made by the Manager to TPN or the PC entities as of December 31, 2024 and 2023.

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

The following table details the assets and liabilities of the VIEs as of December 31, 2024 and 2023. The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

(in thousands)	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$132	$167
Accounts receivable	6,743	4,031
Other assets	20,986	11,493
Total Assets	$27,861	$15,691
LIABILITIES
Accrued expenses and other current liabilities	2,528	2,831
Total Liabilities	$2,528	$2,831

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this report, an evaluation was carried out by certain members of Company management, with the participation of the Chief Executive Officer and our Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The Company’s independent registered public accounting firm, Kost Forer Gabbay & Kasierer, a member of EY Global, which audited our consolidated financial statements included in this Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, and has issued an attestation, which appears in their report in Item 8 Financial Statements and Supplementary Data of this form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Policy Prohibiting Insider Trading and Related Procedures

We have adopted insider trading policies and procedures applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Stock Market LLC listing standards. Our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1)
Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Supplemental Data filed as part of this Form 10-K. See Item 8 (pages 59 to 80)
(2)
Financial Statement Schedules. Financial statement schedules are omitted as they are either not required or not applicable, or the information is otherwise included in the consolidated financial statements.
(3)
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 85 to 86)
(b)
Exhibits

See the Exhibit Index included hereinafter on pages 85 to 86

(c)
Financial Statement Schedules excluded from the annual report to stockholders

None

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1+	Agreement and Plan of Merger, dated as of January 12, 2021, by and among Hudson Executive Investment Corp., Tailwind Merger Sub I, Inc., Tailwind Merger Sub II, LLC, and Groop Internet Platform, Inc. (d/b/a Talkspace).	S-4	333-252638	2.1	2/2/21
3.1	Second Amended and Restated Certificate of Incorporation of Talkspace, Inc.	8-K/A	001-39314	3.1	6/23/21
3.2	Bylaws of Talkspace, Inc.	8-K/A	001-39314	3.2	6/23/21
4.1	Warrant Agreement, dated as of June 8, 2020, by and between Continental Stock Transfer & Trust Company and Hudson Executive Investment Corp.	8-K	001-39314	4.1	6/11/20
4.2	Specimen Warrant Certificate of the Registrant.	S-1/A	333-238583	4.3	6/5/20
4.3	Specimen Common Stock Certificate.	S-4/A	333-252638	4.5	5/20/21
4.4	Description of Common Stock and Warrants.	10-K	001-39314	4.4	2/25/22
10.1†	2021 Incentive Award Plan.	S-8	333-259165	99.1	8/30/21
10.2†	2021 Employee Stock Purchase Plan.	S-8	333-259165	99.2	8/30/21
10.3†	2014 Stock Incentive Plan.	S-8	333-259165	99.3	8/30/21
10.4†	Form of Indemnification Agreement.	8-K	001-39314	10.1	6/23/21
10.5	Amended and Restated Registration Rights Agreement, by and among Talkspace, Inc. and the holders party thereto.	8-K	001-39314	10.2	6/23/21
10.6†	Non-Employee Director Compensation Program.					*
10.7†	Form of Stock Option Agreement under the Talkspace, Inc. 2021 Incentive Award Plan.	8-K	001-39314	10.7(a)	6/23/21
10.8†	Form of Restricted Stock Unit Agreement under the Talkspace, Inc. 2021 Incentive Award Plan.	8-K	001-39314	10.7(b)	6/23/21
10.9†	Executive Severance Plan.	8-K	001-39314	10.9	6/23/21
10.11†	Employment Agreement, dated July 2, 2021, between the Company and Jennifer Fulk.	10-Q	001-39314	10.14	8/9/21
10.12†	Retention Agreement, dated December 6, 2021 by and between the Company and Jennifer Fulk.	8-K	001-39314	10.1	12/10/21
10.13†	Separation Agreement, dated May 17, 2024 by and between the Company and Jennifer Fulk.					*
10.16†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and Gil Margolin.	10-K	001-39314	10.16	2/25/22
10.18†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and John C. Reilly.	10-K	001-39314	10.18	2/25/22
10.19†	Retention Agreement, dated as of December 6, 2021, by and between Talkspace, Inc. and Gil Margolin.	10-K	001-39314	10.19	2/25/22
10.21†	Retention Agreement, dated as of December 6, 2021, by and between Talkspace, Inc. and John C. Reilly.	10-K	001-39314	10.21	2/25/22
10.22†	Employment Offer Letter, dated as of November 9, 2022, by and between Talkspace, Inc. and Jon R. Cohen.	10-K	001-39314	10.22	3/10/23
10.23†	Employment Offer Letter, dated as of August 11, 2023, by and between Talkspace, Inc. and Nikole Benders-Hadi.	10-K	001-39314	10.23	3/13/24
97.1	Talkspace, Inc. Clawback Policy.	10-K	001-39314	97.1	3/13/24
10.24†	Employment Offer Letter, dated as of May 17, 2024, by and between Talkspace, Inc. and Ian Harris.	10-Q	001-39314	10.24	8/8/24
19.1	Talkspace, Inc. Insider Trading Policy.					*
21.1	List of Subsidiaries of Talkspace, Inc.					*
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of EY Global, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).	*

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

TALKSPACE, INC.

Date: March 12, 2025	By:	/s/ Jon R. Cohen
Jon R. Cohen
Chief Executive Officer

Date: March 12, 2025	By:	/s/ Ian Harris
Ian Harris
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jon R. Cohen	Chief Executive Officer and Director	March 12, 2025
Jon R. Cohen	(Principal Executive Officer)

/s/ Ian Harris	Chief Financial Officer	March 12, 2025
Ian Harris	(Principal Financial and Accounting Officer)

/s/ Douglas Braunstein	Chairman of the Board	March 12, 2025
Douglas Braunstein
/s/ Erez Shachar	Director	March 12, 2025
Erez Shachar

/s/ Curtis Warfield	Director	March 12, 2025
Curtis Warfield

/s/ Jacqueline Yeaney	Director	March 12, 2025
Jacqueline Yeaney

/s/ Michael Hansen	Director	March 12, 2025
Michael Hansen

/s/ Madhu Pawar	Director	March 12, 2025
Madhu Pawar

/s/ Liat Ben-Zur	Director	March 12, 2025
Liat Ben-Zur

/s/ Swati Abbott	Director	March 12, 2025
Swati Abbott