Form 10-Q
period 2025-03-31
Talkspace, Inc.
filed 2025-05-09
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had 167,315,128 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(U.S. dollars in thousands, except share and per share data)	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,077	$76,692
Marketable securities	48,274	41,118
Accounts receivable, net	13,249	9,643
Other current assets	2,519	2,729
Total current assets	124,119	130,182
Fixed assets, net	8,016	6,259
Other long-term assets	2,110	2,236
Total assets	$134,245	$138,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,526	$7,710
Accrued expenses and other current liabilities	4,744	8,031
Deferred revenues	3,849	3,282
Total current liabilities	19,119	19,023
Warrant liabilities	1,206	1,690
Other long-term liabilities	502	569
Total liabilities	20,827	21,282
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value per share: Shares authorized: 1,000,000,000 as of March 31, 2025 (unaudited) and December 31, 2024; shares issued and outstanding: 167,856,396 and 168,849,591 as of March 31, 2025 (unaudited) and December 31, 2024, respectively.	17	17
Additional paid-in capital	382,292	386,612
Accumulated deficit	(268,918)	(269,236)
Accumulated other comprehensive income	27	2
Total stockholders’ equity	113,418	117,395
Total liabilities and stockholders’ equity	$134,245	$138,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except share and per share data)	2025	2024
Revenues	$52,182	$45,416
Cost of revenues	28,901	23,685
Gross profit	23,281	21,731
Operating expenses:
Research and development	3,319	3,739
Clinical operations, net	1,856	1,464
Sales and marketing	13,984	13,009
General and administrative	5,207	5,198
Total operating expenses	24,366	23,410
Loss from operations	(1,085)	(1,679)
Financial income, net	(1,526)	(378)
Income (loss) before taxes on income	441	(1,301)
Income tax expense	123	165
Net income (loss)	$318	$(1,466)

Net income (loss) per share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Weighted average shares used to compute net income (loss) per share:
Basic	168,670,861	168,846,946
Diluted	175,545,887	168,846,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except share and per share data)	2025	2024
Net income (loss)	$318	$(1,466)
Other comprehensive income:
Change in unrealized gains on marketable debt securities	25	—
Total other comprehensive income	25	—
Total comprehensive income (loss)	343	(1,466)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)	Common Stock
Three Months Ended March 31, 2025	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
Balance as of December 31, 2024	168,849,591	$17	$386,612	$2	$(269,236)	$117,395
Exercise of stock options	1,010,942	*)	678	—	—	678
Restricted stock units vested, net of tax	515,033	*)	(571)	—	—	(571)
Repurchase of common stock for retirement	(2,519,170)	*)	(6,975)	—	—	(6,975)
Other comprehensive income	—	—	—	25	—	25
Stock-based compensation	—	—	2,548	—	—	2,548
Net income	—	—	—	—	318	318
Balance as of March 31, 2025 (unaudited)	167,856,396	$17	$382,292	$27	$(268,918)	$113,418

	Common Stock
Three Months Ended March 31, 2024	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
Balance as of December 31, 2023	168,428,856	$16	$389,014	$—	$(270,384)	$118,646
Exercise of stock options	605,565	*)	741	—	—	741
Restricted stock units vested, net of tax	534,654	*)	(595)	—	—	(595)
Stock-based compensation	—	—	2,252	—	—	2,252
Net loss	—	—	—	—	(1,466)	(1,466)
Balance as of March 31, 2024 (unaudited)	169,569,075	$16	$391,412	$-	$(271,850)	$119,578

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(U.S. dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$318	$(1,466)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	666	201
Accretion of marketable securities	(176)	—
Stock-based compensation	2,333	2,252
Remeasurement of warrant liabilities	(484)	1,146
Increase in accounts receivable	(3,606)	(861)
Decrease in other current assets	210	1,301
Increase (decrease) in accounts payable	2,816	(306)
Increase (decrease) in deferred revenues	567	(186)
Decrease in accrued expenses and other current liabilities	(3,798)	(5,470)
Other	(85)	(2)
Net cash used in operating activities	(1,239)	(3,391)
Cash flows from investing activities:
Purchases of marketable securities	(10,428)	—
Proceeds from maturities of marketable securities	3,430	—
Capitalized internal-use software costs	(1,997)	(366)
Other	(24)	(19)
Net cash used in investing activities	(9,019)	(385)
Cash flows from financing activities:
Proceeds from exercise of stock options	678	741
Payments for employee taxes withheld related to vested stock-based awards	(571)	(595)
Repurchase of common stock for retirement	(6,464)	—
Net cash (used in) provided by financing activities	(6,357)	146
Net decrease in cash and cash equivalents	(16,615)	(3,630)
Cash and cash equivalents at the beginning of the period	76,692	123,908
Cash and cash equivalents at the end of the period	$60,077	$120,278

Supplemental cash flow data:
Cash paid during the period for income taxes	$46	$15
Non-cash activities:
Non-cash compensation capitalized as part of capitalization of internal-use software costs	$215	$—
Liability incurred for repurchase of common stock	$511	$—

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

The Company's principal executive office is located in New York, NY. The Company has wholly-owned subsidiaries and holds a variable interest in a professional association and various professional corporations, which have been established pursuant to the requirements of their respective domestic jurisdiction governing the corporate practice of medicine. These entities are considered Variable Interest Entities (“VIEs”). See Note 11, “Variable Interest Entities,” in the notes to the condensed consolidated financial statements for further details.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The Company’s interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2024, have been applied consistently in these unaudited condensed consolidated financial statements, unless otherwise stated.

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

Operating Segments

Talkspace provides virtual behavioral healthcare services through its online platform for one-on-one therapy delivered via messaging, audio and video. The Company's chief operating decision maker ("CODM") is the Chief Executive Officer, who manages the Company by reviewing consolidated results. Accordingly, the Company operates as one operating and reportable segment.

The CODM uses the Company’s consolidated net income (loss) to assess the financial performance of the Company and allocate resources. Since the Company operates in one operating segment, financial information, including consolidated net income (loss) information evaluated by the CODM can be found in the consolidated statements of income.

The Company's assets are managed on a consolidated basis. For total asset information please refer to the condensed consolidated balance sheets included within the condensed consolidated financial statements. Most of the Company's long-lived tangible assets, as well as the Company's operating lease right-of-use asset is located in the United States. Other financial information regarding the Company's operating segment is presented elsewhere in the condensed consolidated financial statements.

For the three months ended March 31, 2025 and 2024, all of the Company’s revenues were generated from customers located in the United States. For the types of services from which the reportable segment derives its revenues please refer to Note 3, “Revenue Recognition”.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board ("FASB") have not yet been adopted by the Company:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU.

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

NOTE 3. REVENUE RECOGNITION

The following table presents the Company’s revenues from sales to unaffiliated customers disaggregated by revenue source:

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenues from sales to unaffiliated customers:	Unaudited	Unaudited
Payor	$37,842	$28,508
DTE	9,583	9,913
Consumer	4,757	6,995
Total revenue	$52,182	$45,416

Accounts Receivable and Allowance for Credit Losses

The Company had receivables related to revenue from DTE customers of $6.0 million at March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the balance of receivables related to revenue from Payor customers was $7.2 million and $3.6 million, respectively.

Accounts receivables are stated net of credit losses allowance. The Company’s methodology for estimating credit loss is based on historical collection experience, customer creditworthiness, current and future economic condition and market condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Accounts receivables are written off after all reasonable means to collect the full amount have been exhausted. Credit losses were immaterial for the three months ended March 31, 2025 and 2024.

Deferred Revenue

The Company records deferred revenues when cash payments from customers are received in advance of the Company's performance obligation to provide services. As of March 31, 2025 and December 31, 2024, deferred revenue related mainly to Consumer subscriptions. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less. Revenue recognized in the three months ended March 31, 2025 and 2024 that was included in the deferred revenue balance at the beginning of each reporting period was $1.7 million for both periods.

NOTE 4. FAIR VALUE MEASUREMENTS

The carrying value of the Company’s cash, accounts receivable, other current assets, accounts payable, and accrued liabilities approximate fair value because of the relatively short-term nature of the underlying assets or liabilities. The Company's cash equivalents and marketable securities are classified within Level 1 or Level 2 of the fair value hierarchy because their fair values are derived from quoted market prices or quoted market prices for similar assets of liabilities or quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

The following tables show the Company's cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements as of March 31, 2025
		Unaudited
(in thousands)	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$622	$—	$—	$622	$622	$—
Level 1:
Money market funds	59,455	—	—	59,455	59,455	—
Commercial paper	5,547	4	—	5,551	—	5,551
Total Level 1:	65,002	4	—	65,006	59,455	5,551
Level 2:
U.S. Treasury securities	748	—	—	748	—	748
U.S. Government securities	1,455	4	—	1,459	—	1,459
Certificates of deposit	3,204	1	—	3,205	—	3,205
Corporate debt securities	37,293	24	(6)	37,311	—	37,311
Total Level 2:	42,700	29	(6)	42,723	—	42,723
	$108,324	$33	$(6)	$108,351	$60,077	$48,274

	Fair Value Measurements as of December 31, 2024
(in thousands)	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$911	$—	$—	$911	$911	$—
Level 1:
Money market funds	68,639	—	—	68,639	68,639	—
Commercial paper	6,876	3	—	6,879	648	6,231
Total Level 1:	75,515	3	—	75,518	69,287	6,231
Level 2:
U.S. Treasury securities	7,232	2	—	7,234	6,494	740
U.S. Government securities	1,439	2	—	1,441	—	1,441
Certificates of deposit	2,920	1	—	2,921	—	2,921
Corporate debt securities	29,791	7	(13)	29,785	—	29,785
Total Level 2:	41,382	12	(13)	41,381	6,494	34,887
	$117,808	$15	$(13)	$117,810	$76,692	$41,118

Contractual Maturities

The following table summarizes the remaining contractual maturities of the Company's marketable securities as of March 31, 2025:

As of March 31, 2025
(in thousands)	Fair Value
Due within one year	$45,084
Due after one year through two years	3,190
Total	$48,274

Private Placement Warrants

Private Placement Warrants are valued using the Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement, as such they are classified within Level 3 of the fair value hierarchy. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the implied volatility from trading prices of the Company's Public Warrants. Significant increases (decreases) in this input in isolation would have resulted in a significantly higher (lower) fair value measurement.

The following table presents the Company's Private Placement Warrants measured at fair value on a recurring basis for the three months ended March 31, 2025 and 2024:

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended March 31, 2025
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,690	$(484)	$1,206

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended March 31, 2024
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,842	$1,146	$2,988

The following were the inputs utilized in determining the fair value of the Private Placement Warrants as of March 31, 2025 and 2024:

	March 31,
Unaudited	2025	2024
Dividend yield (1)	0%	0%
Expected volatility (2)	80.50%	56.40%
Risk-free interest rate (3)	4.00%	4.55%
Term to warrant expiration (years)	1.22	2.22

(1) No dividends were paid during the three months ended March 31, 2025 and 2024.

(2) The expected volatility is based on the back-solved implied volatility of the Company's public warrants as of the valuation date.

(3) The risk-free interest rate is based on the yield from U.S. Treasury bonds with an equivalent term to the time to maturity of the warrants.

NOTE 5. FIXED ASSETS, NET

Fixed assets, net, as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31, 2025	December 31, 2024
(in thousands)	(Unaudited)
Capitalized internal-use software costs	$8,700	$6,488
Computer and equipment	775	755
Other	144	139
Property and equipment, gross	9,619	7,382
Less: accumulated depreciation	(1,603)	(1,123)
Fixed assets, net	$8,016	$6,259

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

In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. As of March 31, 2025, there were no material pending legal proceedings, claims or litigation.

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

During the three months ended March 31, 2025, the Company repurchased and retired an aggregate of 2,519,170 shares of its common stock for a total consideration of $7.0 million ($2.76 per share). As of March 31, 2025, $22.1 million remained available under the Share Repurchase Program.

The program does not obligate the Company to repurchase any dollar amount or number of shares, and may be modified, suspended, or discontinued at any time at the Company’s discretion without prior notice. All shares repurchased will be retired.

NOTE 8. SHARE-BASED COMPENSATION

In June 2021, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”) under which the Company may grant cash and equity incentive awards to officers, employees, directors, consultants and service providers in order to attract, motivate and retain talent. The 2021 Plan replaced the Company's previous stock compensation plan.

All stock-based awards are measured based on the grant date fair value and are generally recognized on a straight-line basis in the Company’s condensed consolidated statements of income over the requisite service period (generally requiring a four-year vesting period).

The following table sets forth the total share-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the condensed consolidated statements of income:

	Three Months Ended March 31,
	2025	2024
(in thousands)	Unaudited	Unaudited
Research and development	$684	$635
Clinical operations, net	93	51
Sales and marketing	451	449
General and administrative	1,105	1,117
Total stock-based compensation expense	$2,333	$2,252

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the periods presented:

	Three Months Ended March 31,
	2025	2024
(in thousands, except number of shares and per share amounts)	Unaudited	Unaudited
Net income (loss)	$318	$(1,466)
Weighted average shares used to compute net income (loss) per share:
Basic	168,670,861	168,846,946
Dilutive effect of share-based awards	6,875,026	—
Diluted	175,545,887	168,846,946
Net income (loss) per share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

For the three months ended March 31, 2025, the shares underlying the following were excluded from the calculation of diluted net income per share since each would have had an anti-dilutive effect: 724,423 stock options, 11,255 restricted stock units, 12,757,500 Private Placement Warrants and 20,722,500 Public Warrants to purchase the Company’s common stock.

For the three months ended March 31, 2024, the shares underlying the following were excluded from the calculation of diluted net loss per share since each would have had an anti-dilutive effect giving the Company's net loss: 10,957,900 stock options, 9,650,229 restricted stock units, 12,780,000 Private Placement Warrants and 20,700,000 Public Warrants to purchase the Company’s common stock.

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents the amounts included within accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
(in thousands)	Unaudited
Employee compensation	$2,164	$5,144
User acquisition	457	248
Professional fees	409	912
Severance	69	494
Other	1,645	1,233
Accrued expenses and other current liabilities	$4,744	$8,031

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

The following table details the assets and liabilities of the VIEs as of March 31, 2025 and December 31, 2024. The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	March 31, 2025	December 31, 2024
(in thousands)	Unaudited
ASSETS
Cash and cash equivalents	$53	$132
Accounts receivable	10,524	6,743
Other assets	19,350	20,986
Total Assets	$29,927	$27,861
LIABILITIES
Accrued expenses and other current liabilities	2,886	2,528
Total Liabilities	$2,886	$2,528

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section as to “Talkspace,” the “Company,” “we,” “us” or “our” refer to the business of Talkspace, Inc. and its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes contained in this Quarterly Report and the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those discussed in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and “Forward-Looking Statements” sections and elsewhere in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the three months ended March 31, 2025 and 2024.

Overview

Talkspace is a healthcare company offering its members convenient and affordable access to a fully-credentialed network of highly qualified providers. We are a leading virtual behavioral health company connecting millions of patients with licensed mental health providers across a wide and growing spectrum of care through virtual psychotherapy and psychiatry. We created a purpose-built platform to address the vast, unmet and growing demand for mental health services of our members. Through its platform, Talkspace serves:

•
Health insurance plans (commercial and government) and employee assistance programs (“Payor”), who offer their insured members access to the Company's platform at in-network reimbursement rates,
•
Direct-to-Enterprise (“DTE”), comprised of enterprises, who offer their enterprise members access to the Company's platform while their enterprise is under an active contract with Talkspace, and
•
Individual subscribers (“Consumer”) who subscribe directly to the Company's platform.

For the three months ended March 31, 2025, our clinicians completed 350,000 sessions, related to members covered under our Payor customers, compared to 284,200 completed sessions, for the three months ended March 31, 2024. As of March 31, 2025, we had over 6,900 Consumer active members compared to 11,100 Consumer active members as of March 31, 2024. Please refer to the “Key Business Metrics” section below for a description of Consumer active members.

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

Our operations could also be impacted by inflation and higher interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the three months ended March 31, 2025 and 2024. However, if our costs were to become subject to significant inflationary pressures (such as Provider cost), we may not be able to fully offset such higher costs through price increases or cost savings. Our inability or failure to do so could harm our business, financial condition or results of operations.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Three Months Ended March 31,
	2025	2024
(in thousands except number of health plan and enterprise customers or otherwise indicated)	Unaudited	Unaudited
Number of completed Payor sessions during the period	350.0	284.2
Number of health plan customers at period end	31	23
Number of enterprise customers at period end	173	195
Number of Consumer active members at period end	6.9	11.1

	Three Months Ended March 31,
	2025	2024
(in thousands)	Unaudited	Unaudited
Unique Payor active members during the period	101.2	86.3

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

Revenue growth is generated from a combination of increasing utilization within our Payor members and expanding enterprise customers.

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

Financial income, net

Financial income, net includes the impact from (i) interest earned in investments in marketable securities and other highly liquid investments, (ii) non-cash changes in the fair value of our warrant liabilities, and (iii) other financial expenses in connection with bank charges.

Taxes on income

Taxes on income consists of U.S. income taxes related to income generated by our U.S. subsidiary and foreign income taxes related to income generated by our subsidiary organized under the laws of Israel. Taxes on income were immaterial for the three months ended March 31, 2025 and 2024.

Results of Operations

The following table presents our results of operations for the three months ended March 31, 2025 and 2024 and the dollar and percentage change between the respective periods:

	Three Months Ended March 31,		Variance
(in thousands, except percentages)	2025	2024	$	%
Revenue:	Unaudited	Unaudited
Payor revenue	$37,842	$28,508	9,334	32.7
DTE revenue	9,583	9,913	(330)	(3.3)
Consumer revenue	4,757	6,995	(2,238)	(32.0)
Total revenue	52,182	45,416	6,766	14.9
Cost of revenue	28,901	23,685	5,216	22.0
Gross profit	23,281	21,731	1,550	7.1
Operating expenses:
Research and development	3,319	3,739	(420)	(11.2)
Clinical operations, net	1,856	1,464	392	26.8
Sales and marketing	13,984	13,009	975	7.5
General and administrative	5,207	5,198	9	0.2
Total operating expenses	24,366	23,410	956	4.1
Income (loss) from operations	(1,085)	(1,679)	594	35.4
Financial income, net	(1,526)	(378)	(1,148)	303.7
Income (loss) before taxes on income	441	(1,301)	1,742	*
Income tax expense	123	165	(42)	(25.5)
Net income (loss)	$318	$(1,466)	$1,784	*

* Percentage not meaningful.

Revenues

Revenues increased by $6.8 million, or 14.9% to $52.2 million for the three months ended March 31, 2025 from $45.4 million for the three months ended March 31, 2024. The increase was principally due to a 32.7% increase in Payor revenue driven by a higher number of completed Payor sessions, partially offset by a 32.0% decline in Consumer revenue. Revenue from our Payor customers increased by $9.3 million, or 32.7%, to $37.8 million for the three months ended March 31, 2025 from $28.5 million for the three months ended March 31, 2024. Revenue from our DTE customers was $9.6 million for the three months ended March 31, 2025 compared to $9.9 million for the three months ended March 31, 2024. Consumer revenue decreased by $2.2 million, or 32.0%, to $4.8 million for the three months ended March 31, 2025 from $7.0 million for the three months ended March 31, 2024, due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting Payor members. While we no longer have marketing resources dedicated solely to the Consumer category, it continues to have a positive contribution to our financial results.

Costs of revenues

Cost of revenues increased by $5.2 million, or 22.0%, to $28.9 million for the three months ended March 31, 2025 from $23.7 million for the three months ended March 31, 2024. The increase in cost of revenues for the three months ended March 31, 2025, was primarily due to increased hours worked by therapists as a result of increased Payor sessions.

Gross profit

Gross profit increased by $1.6 million, or 7.1%, to $23.3 million for the three months ended March 31, 2025 from $21.7 million for the three months ended March 31, 2024. The increase in gross profit was primarily driven by an increase in the Company's revenues partially offset by an increase in cost of revenues to service more members and sessions.

Gross margin was 44.6% for the three months ended March 31, 2025, compared to 47.8% during the three months ended March 31, 2024. The decline in gross margin was driven by a shift in revenue mix towards Payor as Consumer sessions tend to provide higher margins.

Operating expenses

Overall, operating expenses for the three months ended March 31, 2025 increased by $1.0 million or 4.1% to $24.4 million from $23.4 million for the three months ended March 31, 2024.

Research and development expenses. Research and development expenses decreased by $0.4 million, or 11.2%, to $3.3 million for the three months ended March 31, 2025 from $3.7 million for the three months ended March 31, 2024. The decrease in research and development expenses for the three months ended March 31, 2025 was primarily due to a decrease in employee-related costs, inclusive of non-cash stock compensation expense, as a result of the exclusion of amounts reflected as capitalized internal-use software development costs. Capitalized internal-use software development costs were $2.2 million for the three months ended March 31, 2025 compared to $0.4 million for the three months ended March 31, 2024.

Clinical operations expenses. Clinical operations expenses increased by $0.4 million, or 26.8% to $1.9 million for the three months ended March 31, 2025 from $1.5 million for the three months ended March 31, 2024. The increase in clinical operations expenses for the three months ended March 31, 2025 was primarily due to an increase in employee-related costs, inclusive of non-cash stock compensation expense.

Sales and marketing expenses. Sales and marketing expenses increased by $1.0 million, or 7.5%, to $14.0 million for the three months ended March 31, 2025 from $13.0 million for the three months ended March 31, 2024. The increase in sales and marketing expenses for the three months ended March 31, 2025 was primarily driven by an increase in direct marketing and promotional costs.

General and administrative expenses. General and administrative expenses remained relatively flat for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Financial income, net

Financial income, net was $1.5 million for the three months ended March 31, 2025 compared to $0.4 million three months ended March 31, 2024. The increase in financial income, net was primarily due to interest income earned on the investments in marketable securities and other highly liquid investments partially offset by a decrease in non-cash losses resulting from the remeasurement of warrant liabilities.

Taxes on income

Taxes on income were immaterial for the three months ended March 31, 2025 and 2024.

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

We calculate adjusted EBITDA as net loss income adjusted to exclude (i) depreciation and amortization, (ii) stock-based compensation expense, (iii) financial income, net, (iv) income tax expense, and (v) certain non-recurring expenses, where applicable.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net income (loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
(in thousands)	Unaudited	Unaudited
Net income (loss)	$318	$(1,466)
Add:
Depreciation and amortization	649	201
Stock-based compensation	2,333	2,252
Financial income, net	(1,526)	(378)
Income tax expense	123	165
Non-recurring expenses	58	—
Adjusted EBITDA	$1,955	$774

Liquidity and Capital Resources

As of March 31, 2025, we had $60.1 million of cash and cash equivalents ($76.7 million as of December 31, 2024), and $48.3 million in marketable securities ($41.1 million as of December 31, 2024) which we use to finance our operations and support a variety of growth initiatives and investments. We had no debt as of March 31, 2025.

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

We currently anticipate to be able to fund our cash needs for at least the next 12 months and thereafter for the foreseeable future using available cash and cash equivalent balances as of March 31, 2025. However, in the future we may require additional capital to respond to technological advancements, competitive dynamics, customer demands, business and investment opportunities, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we cannot raise capital when needed, we may be forced to undertake asset sales or similar measures to ensure adequate liquidity.

Share Repurchase Program

On February 22, 2024, the Company announced that its Board of Directors approved a share repurchase program to authorize the repurchase of up to $15.0 million of the currently outstanding shares of the Company’s common stock over a period of twenty-four months beginning on March 1, 2024 (the “Share Repurchase Program”). On August 1, 2024, the Company’s Board of Directors amended the Share Repurchase Program to authorize the Company to repurchase up to an additional $25.0 million of its common stock for a total of $40.0 million. The Share Repurchase Program will remain in effect until the total authorized dollar amount of shares is repurchased or August 1, 2026.

During the three months ended March 31, 2025, the Company repurchased and canceled an aggregate of 2,519,170 shares of its common stock for a total consideration of $7.0 million ($2.76 per share). As of March 31, 2025, $22.1 million remained available under the Share Repurchase Program.

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

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary condensed consolidated cash flow information for the periods presented:

Cash Flows

	Three Months Ended March 31,
	2025	2024
(in thousands)	Unaudited	Unaudited
Net cash used in operating activities	$(1,239)	$(3,391)
Net cash used in investing activities	(9,019)	(385)
Net cash (used in) provided by financing activities	(6,357)	146
Net decrease in cash and cash equivalents	$(16,615)	$(3,630)

Operating Activities

The decrease in net cash used in operating activities was driven primarily by positive cash flows from operations for the three months ended March 31, 2025, primarily due to net income for the three months ended March 31, 2025 compared to net loss for the three months ended March 31, 2024.

Investing Activities

The increase in net cash used in investing activities was driven primarily by purchases of marketable securities and an increase in capitalized internal-use software development costs during the three months ended March 31, 2025 compared to March 31, 2024.

Financing Activities

The increase in net cash used in financing activities was driven primarily by the purchase of outstanding shares of the Company’s common stock under the Share Repurchase Program during the three months ended March 31, 2025 compared to March 31, 2024.

Contractual Obligations, Commitments and Contingencies

As of March 31, 2025, we did not have any short-term or long-term debt, or significant long-term liabilities. As of March 31, 2025, we have a non-material long-term operating lease for our office space in New York, NY.

We may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. Should any of our estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows. As of March 31, 2025 there were no material legal proceedings, claims or litigation.

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

Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2024.

The Company’s accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are summarized in Note 2 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2025, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

Information regarding recent accounting developments and their impact on our results can be found in Note 2, “Summary of Significant Accounting Policies and Estimates” in the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and in Note 2, “Significant Accounting Policies” in the notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

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

The forward-looking statements in this Quarterly Report and other such statements we publicly make from time-to-time are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks and uncertainties. Many important factors could cause actual future events to differ materially from the forward-looking statements in this Quarterly Report, including but not limited to: (i) rapid technological change in our industry; (ii) our ability to secure clients' contract renewals; (iii) our ability to maintain and expand our network of therapists, psychiatrists and other providers; (iv) a decline in the prevalence of enterprise-sponsored healthcare or the emergence of new technologies may adversely impact our DTE business; (v) if our or our vendors’ security measures fail or are breached; (vi) changes in healthcare laws, regulations or trends and our ability to operate in the heavily regulated healthcare industry; (vii) and the other factors, risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and subsequent quarterly reports on Form 10-Q, including this report. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report and the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q or any forward-looking statements we may publicly make from time-to-time, whether as a result of any new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2025, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has no material pending legal proceedings as of March 31, 2025, for more details see Note 6, “Commitments and Contingent Liabilities” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. During the three months ended March 31, 2025, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of share repurchases for the three months ended March 31, 2025. See Note 7, “Capital Stock” in the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the section entitled “Liquidity Capital Resources-Share Repurchase Program” in Part I, Item 2 of this Quarterly Report on Form 10-Q for information regarding our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Thousands) (1)
January 1 - 31	—	$—	—	$29,001
February 1 - 28	1,052,509	2.85	1,052,509	26,006
March 1 - 31	1,466,661	2.70	1,466,661	22,051
Total	2,519,170		2,519,170

(1)
$22.1 million remained available for share repurchases under the Share Repurchase Program as of March 31, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No directors or officers, as defined in Securities Exchange Act Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2025.

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

Talkspace, Inc.

Date: May 9, 2025	By:	/s/ Jon Cohen
Jon Cohen
Chief Executive Officer

Date: May 9, 2025	By:	/s/ Ian Harris
Ian Harris
Chief Financial Officer