Form 10-Q
period 2025-06-30
Talkspace, Inc.
filed 2025-08-08
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, the registrant had 167,467,122 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(U.S. dollars in thousands, except share and per share data)	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,342	$76,692
Marketable securities	48,427	41,118
Accounts receivable, net	15,422	9,643
Other current assets	2,476	2,729
Total current assets	120,667	130,182
Fixed assets, net	10,136	6,259
Other long-term assets	1,983	2,236
Total assets	$132,786	$138,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,618	$7,710
Accrued expenses and other current liabilities	7,056	8,031
Deferred revenue	2,866	3,282
Total current liabilities	18,540	19,023
Warrant liabilities	862	1,690
Other long-term liabilities	443	569
Total liabilities	19,845	21,282
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value per share: Shares authorized: 1,000,000,000 as of June 30, 2025 (unaudited) and December 31, 2024; shares issued and outstanding: 167,944,188 and 168,849,591 as of June 30, 2025 (unaudited) and December 31, 2024, respectively.	17	17
Additional paid-in capital	382,364	386,612
Accumulated deficit	(269,459)	(269,236)
Accumulated other comprehensive income	19	2
Total stockholders’ equity	112,941	117,395
Total liabilities and stockholders’ equity	$132,786	$138,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands, except share and per share data)	2025	2024	2025	2024
Revenue	$54,310	$46,058	$106,492	$91,474
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	30,917	24,996	59,706	48,569
Research and development	2,563	2,088	5,403	5,749
Clinical operations, net	1,921	1,661	3,777	3,125
Sales and marketing	14,253	13,240	28,178	26,240
General and administrative	5,728	7,339	10,935	12,535
Depreciation and amortization	718	220	1,368	421
Total costs and operating expenses	56,100	49,544	109,367	96,639
Loss from operations	(1,790)	(3,486)	(2,875)	(5,165)
Financial income, net	(1,325)	(3,044)	(2,851)	(3,422)
Loss before taxes on income	(465)	(442)	(24)	(1,743)
Income tax expense	76	32	199	197
Net loss	$(541)	$(474)	$(223)	$(1,940)

Net loss per share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares used to compute net loss per share:
Basic and Diluted	167,532,721	169,148,522	168,098,647	168,997,734

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2025	2024	2025	2024
Net loss	$(541)	$(474)	$(223)	$(1,940)
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable debt securities	(8)	—	17	—
Total other comprehensive income (loss)	(8)	—	17	—
Total comprehensive loss	$(549)	$(474)	$(206)	$(1,940)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)	Common Stock
Three and Six Months Ended June 30, 2025	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
Balance as of December 31, 2024	168,849,591	$17	$386,612	$2	$(269,236)	$117,395
Exercise of stock options	1,010,942	*)	678	—	—	678
Restricted stock units vested, net of tax	515,033	*)	(571)	—	—	(571)
Repurchase of common stock for retirement	(2,519,170)	*)	(6,975)	—	—	(6,975)
Other comprehensive income	—	—	—	25	—	25
Stock-based compensation	—	—	2,548	—	—	2,548
Net income	—	—	—	—	318	318
Balance as of March 31, 2025 (unaudited)	167,856,396	$17	$382,292	$27	$(268,918)	$113,418
Exercise of stock options	28,602	*)	49	—	—	49
Restricted stock units vested, net of tax	600,458	*)	(1,126)	—	—	(1,126)
Repurchase of common stock for retirement	(541,268)	*)	(1,429)	—	—	(1,429)
Other comprehensive loss	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	2,578	—	—	2,578
Net loss	—	—	—	—	(541)	(541)
Balance as of June 30, 2025 (unaudited)	167,944,188	$17	$382,364	$19	$(269,459)	$112,941

	Common Stock
Three and Six Months Ended June 30, 2024	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
Balance as of December 31, 2023	168,428,856	$16	$389,014	$—	$(270,384)	$118,646
Exercise of stock options	605,565	*)	741	—	—	741
Restricted stock units vested, net of tax	534,654	*)	(595)	—	—	(595)
Stock-based compensation	—	—	2,252	—	—	2,252
Net loss	—	—	—	—	(1,466)	(1,466)
Balance as of March 31, 2024 (unaudited)	169,569,075	$16	$391,412	$—	$(271,850)	$119,578
Exercise of stock options	697,798	*)	843	—	—	843
Restricted stock units vested, net of tax	851,177	*)	(1,248)	—	—	(1,248)
Repurchase of common stock for retirement	(2,948,892)	*)	(8,004)	—	—	(8,004)
Stock-based compensation	—	—	3,349	—	—	3,349
Net loss	—	—	—	—	(474)	(474)
Balance as of June 30, 2024 (unaudited)	168,169,158	$16	$386,352	$—	$(272,324)	$114,044

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(U.S. dollars in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(223)	$(1,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,368	421
Accretion of discount on marketable securities	(457)	—
Stock-based compensation	4,688	5,359
Remeasurement of warrant liabilities	(828)	(510)
Increase in accounts receivable	(5,779)	(1,380)
Decrease in other current assets	253	3,416
Increase in accounts payable	908	1,622
Decrease in deferred revenue	(416)	(336)
Decrease in accrued expenses and other current liabilities	(975)	(5,155)
Other	(129)	(79)
Net cash (used in) provided by operating activities	(1,590)	1,418
Cash flows from investing activities:
Purchases of marketable securities	(20,557)	—
Proceeds from maturities of marketable securities	13,705	—
Capitalized internal-use software costs	(4,492)	(2,110)
Other	(42)	(40)
Net cash used in investing activities	(11,386)	(2,150)
Cash flows from financing activities:
Proceeds from exercise of stock options	727	1,584
Payments for employee taxes withheld related to vested stock-based awards	(1,697)	(1,843)
Repurchase of common stock for retirement	(8,404)	(8,004)
Net cash used in financing activities	(9,374)	(8,263)
Net decrease in cash and cash equivalents	(22,350)	(8,995)
Cash and cash equivalents at the beginning of the period	76,692	123,908
Cash and cash equivalents at the end of the period	$54,342	$114,913

Supplemental cash flow data:
Cash paid during the period for income taxes	$79	$33
Non-cash activities:
Non-cash stock-based compensation capitalized as part of capitalization of internal-use software costs	$438	$242
Lease liabilities arising from obtaining right-of-use assets	$—	$595

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

The Company's principal executive office is located in New York, NY. The Company has wholly-owned subsidiaries and holds a variable interest in professional associations and professional corporations, which have been established pursuant to the requirements of their respective domestic jurisdiction governing the corporate practice of medicine. These entities are considered Variable Interest Entities (“VIEs”). See Note 11, “Variable Interest Entities,” in the notes to the condensed consolidated financial statements for further details.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Operating Segments

Talkspace provides virtual behavioral healthcare services through its online platform for one-on-one therapy delivered via messaging, audio and video. The Company's chief operating decision maker ("CODM") is the Chief Executive Officer, who manages the Company by reviewing consolidated results. Accordingly, the Company operates as one operating and reportable segment.

The CODM uses the Company’s consolidated net loss to assess the financial performance of the Company and allocate resources. Since the Company operates in one operating segment, financial information, including consolidated net loss information evaluated by the CODM can be found in the condensed consolidated statements of operations.

The Company's assets are managed on a consolidated basis. For total asset information please refer to the condensed consolidated balance sheets included within the condensed consolidated financial statements. Most of the Company's long-lived tangible assets, as well as the Company's operating lease right-of-use asset are located in the United States. Other financial information regarding the Company's operating segment is presented elsewhere in the condensed consolidated financial statements.

For the three and six months ended June 30, 2025 and 2024, all of the Company’s revenue was generated from customers located in the United States. For the types of services from which the reportable segment derives its revenue please refer to Note 3, “Revenue Recognition”.

Recently Issued Accounting Pronouncements

The following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) have not yet been adopted by the Company:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of the ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

NOTE 3. REVENUE RECOGNITION

The following table presents the Company’s revenue from sales to unaffiliated customers disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue from sales to unaffiliated customers:	Unaudited	Unaudited	Unaudited	Unaudited
Payor	$40,501	$29,945	$78,343	$58,453
DTE	9,403	9,628	18,986	19,541
Consumer	4,406	6,485	9,163	13,480
Total revenue	$54,310	$46,058	$106,492	$91,474

Accounts Receivable and Allowance for Credit Losses

The Company had receivables related to revenue from Direct-to-Enterprise (“DTE”) customers of $7.5 million and $6.0 million at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, the balance of receivables related to revenue from Health insurance plans (commercial and government) and employee assistance programs (“Payor”) customers was $7.9 million and $3.6 million, respectively.

Accounts receivables are stated net of credit loss allowance. The Company’s methodology for estimating credit loss is based on historical collection experience, customer creditworthiness, current and future economic condition and market condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Accounts receivables are written off after all reasonable means to collect the full amount have been exhausted. The allowance for credit losses on accounts receivable was immaterial as of June 30, 2025 and December 31, 2024. Credit loss expense was immaterial for the three and six months ended June 30, 2025 and 2024.

Deferred Revenue

The Company records deferred revenue when cash payments from customers are received in advance of the Company's performance obligation to provide services. As of June 30, 2025 and December 31, 2024, deferred revenue related mainly to Individual subscribers (“Consumer”) subscriptions. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less. Revenue recognized in the six months ended June 30, 2025 and 2024 that was included in the deferred revenue balance at the beginning of the reporting period was $2.2 million and $1.8 million, respectively.

NOTE 4. FAIR VALUE MEASUREMENTS

The following tables show the Company's cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements as of June 30, 2025
		Unaudited
(in thousands)	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$546	$—	$—	$546	$546	$—
Level 1:
Money market funds	53,796	—	—	53,796	53,796	—
Commercial paper	3,855	1	—	3,856	—	3,856
Total Level 1:	57,651	1	—	57,652	53,796	3,856
Level 2:
U.S. Government securities	6,303	4	—	6,307	—	6,307
Certificates of deposit	2,095	1	—	2,096	—	2,096
Corporate debt securities	36,155	19	(6)	36,168	—	36,168
Total Level 2:	44,553	24	(6)	44,571	—	44,571
	$102,750	$25	$(6)	$102,769	$54,342	$48,427

	Fair Value Measurements as of December 31, 2024
(in thousands)	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$911	$—	$—	$911	$911	$—
Level 1:
Money market funds	68,639	—	—	68,639	68,639	—
Commercial paper	6,876	3	—	6,879	648	6,231
Total Level 1:	75,515	3	—	75,518	69,287	6,231
Level 2:
U.S. Treasury securities	7,232	2	—	7,234	6,494	740
U.S. Government securities	1,439	2	—	1,441	—	1,441
Certificates of deposit	2,920	1	—	2,921	—	2,921
Corporate debt securities	29,791	7	(13)	29,785	—	29,785
Total Level 2:	41,382	12	(13)	41,381	6,494	34,887
	$117,808	$15	$(13)	$117,810	$76,692	$41,118

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

Contractual Maturities

The following table summarizes the remaining contractual maturities of the Company's marketable securities as of June 30, 2025:

As of June 30, 2025
(in thousands)	Fair Value
Due within one year	$44,898
Due after one year to two years	3,529
Total	$48,427

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

The following table presents the Company's Private Placement Warrants measured at fair value on a recurring basis for the three and six months ended June 30, 2025 and 2024:

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended June 30, 2025
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,206	$(344)	$862

	For the Six Months Ended June 30, 2025
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,690	$(828)	$862

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended June 30, 2024
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$2,988	$(1,656)	$1,332

	For the Six Months Ended June 30, 2024
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,842	$(510)	$1,332

The following were the inputs utilized in determining the fair value of the Private Placement Warrants as of June 30, 2025 and 2024:

	June 30,
Unaudited	2025	2024
Dividend yield (1)	0%	0%
Expected volatility (2)	80.1%	68.1%
Risk-free interest rate (3)	3.98%	4.72%
Term to warrant expiration (years)	0.98	1.98

(1) No dividends were paid during the six months ended June 30, 2025 and 2024.

(2) The expected volatility is based on the back-solved implied volatility of the Company's public warrants as of the valuation date.

(3) The risk-free interest rate is based on the yield from U.S. Treasury bonds with an equivalent term to the time to maturity of the warrants.

NOTE 5. FIXED ASSETS, NET

Fixed assets, net, as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30, 2025	December 31, 2024
(in thousands)	(Unaudited)
Capitalized internal-use software costs	$11,331	$6,488
Computer and equipment	779	755
Other	144	139
Property and equipment, gross	12,254	7,382
Less: accumulated depreciation	(2,118)	(1,123)
Fixed assets, net	$10,136	$6,259

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

In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. As of June 30, 2025, there were no material pending legal proceedings, claims or litigation.

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

NOTE 7. CAPITAL STOCK

Share Repurchase Program

On February 22, 2024, the Company announced that its Board of Directors approved a share repurchase program to authorize the repurchase of up to $15.0 million of the currently outstanding shares of the Company’s common stock over a period of twenty-four months beginning on March 1, 2024 (the “Share Repurchase Program”). On August 1, 2024, the Company’s Board of Directors amended the Share Repurchase Program to authorize the Company to repurchase up to an additional $25.0 million of its common stock. The Share Repurchase Program will remain in effect until the earliest: 1) the total authorized dollar amount of shares is repurchased or 2) August 1, 2026.

During the three and six months ended June 30, 2025, the Company repurchased and retired an aggregate of 541,268 and 3,060,438 shares, respectively, of its common stock for a total consideration of $1.4 million ($2.62 per share) and $8.4 million ($2.73 per share), respectively. As of June 30, 2025, $20.6 million remained available under the Share Repurchase Program.

The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and may be modified, suspended, or discontinued at any time at the Company’s discretion without prior notice. All shares repurchased will be retired.

NOTE 8. SHARE-BASED COMPENSATION

In June 2021, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”) under which the Company may grant cash and equity incentive awards to officers, employees, directors, consultants and service providers in order to attract, motivate and retain talent. The 2021 Plan replaced the Company's previous stock compensation plan.

All stock-based awards are measured based on the grant date fair value and are generally recognized on a straight-line basis in the Company’s condensed consolidated statements of operations over the requisite service period (generally requiring a four-year vesting period).

The following table sets forth the total share-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)	Unaudited	Unaudited	Unaudited	Unaudited
Research and development	$429	$362	$1,113	$997
Clinical operations, net	204	80	297	131
Sales and marketing	467	630	918	1,079
General and administrative	1,255	2,035	2,360	3,152
Total stock-based compensation expense	$2,355	$3,107	$4,688	$5,359

NOTE 9. NET LOSS PER SHARE

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

For the three and six months ended June 30, 2025, the shares underlying the following were excluded from the calculation of diluted net loss per share since each would have had an anti-dilutive effect given the Company's net loss: 8,988,145 stock options, 6,875,148 restricted stock units, 12,757,500 Private Placement Warrants and 20,722,500 Public Warrants to purchase the Company’s common stock.

For the three and six months ended June 30, 2024, the shares underlying the following were excluded from the calculation of diluted net loss per share since each would have had an anti-dilutive effect given the Company's net loss: 9,137,986 stock options, 8,397,227 restricted stock units, 12,780,000 Private Placement Warrants and 20,700,000 Public Warrants to purchase the Company’s common stock.

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents the amounts included within accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
(in thousands)	Unaudited
Employee compensation	$4,228	$5,144
Professional fees	749	912
User acquisition	549	248
Severance	176	494
Other	1,354	1,233
Accrued expenses and other current liabilities	$7,056	$8,031

NOTE 11. VARIABLE INTEREST ENTITIES ("VIEs")

The Company holds a variable interest in Talkspace Provider Network, PA (“TPN”) and several affiliated professional associations and corporations (“PC entities”). The Company evaluates whether an entity in which it has a variable interest is considered a VIE. VIEs are generally entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to direct the activities of the entity that most significantly impact the entity's economic performance through voting rights and a right to receive the expected residual returns of the entity or an obligation to absorb the expected losses of the entity). TPN and the PC entities are considered VIEs.

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

The following table details the assets and liabilities of the VIEs as of June 30, 2025 and December 31, 2024. The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	June 30, 2025	December 31, 2024
(in thousands)	Unaudited
ASSETS
Cash and cash equivalents	$133	$132
Accounts receivable	12,935	6,743
Other assets	23,372	20,986
Total Assets	$36,440	$27,861
LIABILITIES
Accrued expenses and other current liabilities	3,198	2,528
Total Liabilities	$3,198	$2,528

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

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the three and six months ended June 30, 2025 and 2024.

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

For the three and six months ended June 30, 2025, our clinicians completed approximately 385,100 and 735,100 sessions, respectively, related to members covered under our Payor customers, compared to 298,600 and 582,800 completed sessions, respectively, for the three and six months ended June 30, 2024. As of June 30, 2025, we had approximately 6,650 Consumer active members compared to 10,700 Consumer active members as of June 30, 2024. Please refer to the “Key Business Metrics” section below for a description of Consumer active members.

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

Our operations could also be impacted by inflation and higher interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the six months ended June 30, 2025 and 2024. However, if our costs were to become subject to significant inflationary pressures (such as Provider cost), we may not be able to fully offset such higher costs through price increases or cost savings. Our inability or failure to do so could harm our business, financial condition or results of operations.

Operating Segments

The Company operates as a single segment, which is how the chief operating decision maker (“CODM”), who is the Chief Executive Officer, reviews financial performance and allocates resources.

Other

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. This legislation includes changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are currently assessing the legislation and its effect on our consolidated financial statements.

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Six Months Ended June 30,
	2025	2024
(in thousands except number of health plan and enterprise customers or otherwise indicated)	Unaudited	Unaudited
Number of completed Payor sessions during the period	735.1	582.8
Number of health plan customers at period end	31	24
Number of enterprise customers at period end	165	187
Number of Consumer active members at period end	6.6	10.7

	Three Months Ended June 30,
	2025	2024
(in thousands)	Unaudited	Unaudited
Unique Payor active members during the period	111.2	88.9

Active Members: We consider consumer members “active” commencing on the date such member initiates contact with a provider on our platform until the term of their monthly, quarterly or bi-annual subscription plan expires, unless terminated early.

Unique Payor Active Members: Represents unique users who had a session completed during the period.

Components of Results of Operations

Revenue

We generate revenue from services provided to individuals who are qualified to receive access to the Company's services through our commercial arrangements with health insurance plans, employee assistance organizations and enterprises. We also generate revenue from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to the Company's therapy platform as well as supplementary a la carte offerings directly to individual consumers through a subscription plan. See Note 3, “Revenue Recognition” in the notes to the condensed consolidated financial statements for further details.

Revenue growth is generated from a combination of increasing utilization within our Payor members and expanding enterprise customers.

Costs and Operating Expenses

Cost of Revenue, excluding depreciation and amortization

Cost of revenue is comprised primarily of therapist payments. Cost of revenue is largely driven by the number of sessions and the size of our provider network that is required to service the growth of our Payor and DTE customers, in addition to the growth of our customer base.

We designed our business model and our provider network to be scalable and to leverage a hybrid model of both employee providers and independently contracted providers to support multiple growth scenarios. The compensation paid to our independently contracted providers is variable, and the amount paid to a provider is generally based on the amount of time committed by such provider to our members. Our employee providers receive a fixed-salary and discretionary bonuses, where applicable, all of which is included in cost of revenue.

While we expect to make increased investments to support accelerated growth and the required investment to scale our provider network, we also expect increased efficiencies and economies of scale. Our cost of revenue as a percentage of revenue is expected to fluctuate from period to period depending on the interplay of these factors as well as pricing fluctuations.

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

Depreciation and amortization

Depreciation and amortization expense consists primarily of depreciation expense on capitalized internal use-software costs, computer and equipment and amortization of intangible asset.

Financial income, net

Financial income, net includes the impact from (i) interest earned in investments in marketable securities and other highly liquid investments, (ii) non-cash changes in the fair value of our warrant liabilities, and (iii) other financial expenses in connection with bank charges.

Taxes on income

Taxes on income consists of U.S. income taxes related to income generated by our U.S. subsidiary and foreign income taxes related to income generated by our subsidiary organized under the laws of Israel. Taxes on income were not material for the three and six months ended June 30, 2025 and 2024.

Results of Operations

The following table presents our results of operations for the three and six months ended June 30, 2025 and 2024 and the dollar and percentage change between the respective periods:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Revenue:	Unaudited	Unaudited			Unaudited	Unaudited
Payor revenue	$40,501	$29,945	10,556	35.3	$78,343	$58,453	19,890	34.0
DTE revenue	9,403	9,628	(225)	(2.3)	18,986	19,541	(555)	(2.8)
Consumer revenue	4,406	6,485	(2,079)	(32.1)	9,163	13,480	(4,317)	(32.0)
Total revenue	54,310	46,058	8,252	17.9	106,492	91,474	15,018	16.4
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	30,917	24,996	5,921	23.7	59,706	48,569	11,137	22.9
Research and development	2,563	2,088	475	22.7	5,403	5,749	(346)	(6.0)
Clinical operations, net	1,921	1,661	260	15.7	3,777	3,125	652	20.9
Sales and marketing	14,253	13,240	1,013	7.7	28,178	26,240	1,938	7.4
General and administrative	5,728	7,339	(1,611)	(22.0)	10,935	12,535	(1,600)	(12.8)
Depreciation and amortization	718	220	498	226.4	1,368	421	947	224.9
Total costs and operating expenses	56,100	49,544	6,556	13.2	109,367	96,639	12,728	13.2
Loss from operations	(1,790)	(3,486)	1,696	48.7	(2,875)	(5,165)	2,290	44.3
Financial income, net	(1,325)	(3,044)	1,719	(56.5)	(2,851)	(3,422)	571	(16.7)
Loss before income taxes	(465)	(442)	(23)	(5.2)	(24)	(1,743)	1,719	98.6
Income tax expense	76	32	44	137.5	199	197	2	1.0
Net loss	$(541)	$(474)	$(67)	(14.1)	$(223)	$(1,940)	$1,717	88.5

Revenue

Revenue increased by $8.2 million, or 17.9% to $54.3 million for the three months ended June 30, 2025 from $46.1 million for the three months ended June 30, 2024. The increase was principally due to a 35.3% increase in Payor revenue driven by a higher number of completed Payor sessions, partially offset by a 32.1% decline in Consumer revenue. Revenue from our Payor customers increased by $10.6 million, or 35.3%, to $40.5 million for the three months ended June 30, 2025 from $29.9 million for the three months ended June 30, 2024. Revenue from our DTE customers was $9.4 million for the three months ended June 30, 2025 compared to $9.6 million for the three months ended June 30, 2024. Consumer revenue decreased by $2.1 million, or 32.1%, to $4.4 million for the three months ended June 30, 2025 from $6.5 million for the three months ended June 30, 2024, due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting Payor members.

Revenue increased by $15.0 million, or 16.4% to $106.5 million for the six months ended June 30, 2025 from $91.5 million for the six months ended June 30, 2024. The increase was principally due to a 34.0% increase in Payor revenue driven by a higher number of completed Payor sessions, partially offset by a 32.0% decline in Consumer revenue. Revenue from our Payor customers increased by $19.8 million, or 34.0%, to $78.3 million for the six months ended June 30, 2025 from $58.5 million for the six months ended June 30, 2024. Revenue from our DTE customers was $19.0 million for the six months ended June 30, 2025 compared to $19.5 million for the six months ended June 30, 2024. Consumer revenue decreased by $4.3 million, or 32.0%, to $9.2 million for the six months ended June 30, 2025 from $13.5 million for the six months ended June 30, 2024, due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting Payor members.

Costs and Operating Expenses

Cost of revenue, excluding depreciation and amortization. Cost of revenue, excluding depreciation and amortization, increased by $5.9 million, or 23.7%, to $30.9 million for the three months ended June 30, 2025 from $25.0 million for the three months ended June 30, 2024 and increased by $11.1 million, or 22.9%, to $59.7 million for the six months ended June 30, 2025 from $48.6 million for the six months ended June 30, 2024. The increase in cost of revenue for the three and six months ended June 30, 2025, was primarily due to increased hours worked by therapists as a result of increased Payor sessions.

Research and development expenses. Research and development expenses increased by $0.5 million, or 22.7%, to $2.6 million for the three months ended June 30, 2025 from $2.1 million for the three months ended June 30, 2024 and decreased by $0.3 million, or 6.0%, to $5.4 million for the six months ended June 30, 2025 from $5.7 million for the six months ended June 30, 2024. The increase in research and development expenses for the three months ended June 30, 2025 was primarily due to an increase in employee-related costs, inclusive of non-cash stock compensation expense. The decrease in research and development expenses for the six months ended June 30, 2025 was primarily due to a decrease in employee related costs, inclusive of non-cash stock compensation expense, as a result of the exclusion of amounts reflected as capitalized internal-use software development costs. Capitalized internal-use software development costs were $4.8 million for the six months ended June 30, 2025 compared to $2.4 million for the six months ended June 30, 2024.

Clinical operations expenses. Clinical operations expenses increased by $0.3 million, or 15.7% to $1.9 million for the three months ended June 30, 2025 from $1.7 million for the three months ended June 30, 2024 and increased by $0.7 million, or 20.9% to $3.8 million for the six months ended June 30, 2025 from $3.1 million for the six months ended June 30, 2024. The increase in clinical operations expenses for the three and six months ended June 30, 2025 was primarily due to an increase in employee-related costs, inclusive of non-cash stock compensation expense.

Sales and marketing expenses. Sales and marketing expenses increased by $1.0 million, or 7.7%, to $14.3 million for the three months ended June 30, 2025 from $13.2 million for the three months ended June 30, 2024 and increased by $1.9 million, or 7.4%, to $28.2 million for the six months ended June 30, 2025 from $26.2 million for the six months ended June 30, 2024. The increase in sales and marketing expenses for the six months ended June 30, 2025 was primarily driven by an increase in direct marketing and promotional costs.

General and administrative expenses. General and administrative expenses decreased by $1.6 million, or 22.0%, to $5.7 million for the three months ended June 30, 2025 from $7.3 million for the three months ended June 30, 2024 and decreased by $1.6 million, or 12.8%, to $10.9 million for the six months ended June 30, 2025 from $12.5 million for the six months ended June 30, 2024. The decrease in general and administrative expenses for the three and six months ended June 30, 2025 was primarily due to a decrease in severance payments related to the departure of certain key executives of the Company in 2024.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.5 million, or 226.4%, to $0.7 million for the three months ended June 30, 2025 from $0.2 million for the three months ended June 30, 2024 and increased by $1.0 million, or 224.9%, to $1.4 million for the six months ended June 30, 2025 from $0.4 million for the six months ended June 30, 2024. The increase in depreciation and amortization expenses for the three and six months ended June 30, 2025 was primarily due depreciation expense related to higher capitalized internal-use software assets.

Financial income, net

Financial income, net was $1.3 million for the three months ended June 30, 2025 compared to $3.0 million for the three months ended June 30, 2024. The decrease in financial income, net was primarily due to a decrease in non-cash gains resulting from the remeasurement of warrant liabilities and a decrease in interest income earned on marketable securities and other highly liquid investments.

Financial income, net was $2.9 million for the six months ended June 30, 2025 compared to $3.4 million six months ended June 30, 2024. The decrease in financial income, net was primarily due to a decrease in interest income earned on marketable securities and other highly liquid investments, partially offset by an increase in non-cash gains resulting from the remeasurement of warrant liabilities.

Taxes on income

Taxes on income were immaterial for the three and six months ended June 30, 2025 and 2024.

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) depreciation and amortization, (ii) stock-based compensation expense, (iii) financial income, net, (iv) income tax expense, and (v) certain non-recurring expenses, where applicable.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands)	Unaudited	Unaudited	Unaudited	Unaudited
Net loss	$(541)	$(474)	$(223)	$(1,940)
Add:
Depreciation and amortization	718	220	1,368	421
Stock-based compensation	2,355	3,107	4,688	5,359
Financial income, net	(1,325)	(3,044)	(2,851)	(3,422)
Income tax expense	76	32	199	197
Non-recurring expenses (1)	999	1,338	1,057	1,338
Adjusted EBITDA	$2,282	$1,179	$4,238	$1,953
(1)
For the three and six months ended June 30, 2025, non-recurring expenses primarily consisted of severance costs, one-time legal fees and other one-time expenses. For the three and six months ended June 30, 2024, non-recurring expenses primarily consisted of severance costs related to the departure of key executives of the Company and other related costs.

Liquidity and Capital Resources

As of June 30, 2025, we had $54.3 million of cash and cash equivalents ($76.7 million as of December 31, 2024), and $48.4 million in marketable securities ($41.1 million as of December 31, 2024) which we use to finance our operations and support a variety of growth initiatives and investments. We had no debt as of June 30, 2025.

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

We currently anticipate to be able to fund our cash needs for at least the next 12 months and thereafter for the foreseeable future using available cash and cash equivalent balances as of June 30, 2025. However, in the future we may require additional capital to respond to technological advancements, competitive dynamics, customer demands, business and investment opportunities, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we cannot raise capital when needed, we may be forced to undertake asset sales or similar measures to ensure adequate liquidity.

Share Repurchase Program

On February 22, 2024, the Company announced that its Board of Directors approved a share repurchase program to authorize the repurchase of up to $15.0 million of the currently outstanding shares of the Company’s common stock over a period of twenty-four months beginning on March 1, 2024 (the “Share Repurchase Program”). On August 1, 2024, the Company’s Board of Directors amended the Share Repurchase Program to authorize the Company to repurchase up to an additional $25.0 million of its common stock for a total of $40.0 million. The Share Repurchase Program will remain in effect until the earliest: 1) the total authorized dollar amount of shares is repurchased or 2) August 1, 2026.

During the three and six months ended June 30, 2025, the Company repurchased and retired an aggregate of 541,268 and 3,060,438 shares, respectively, of its common stock for a total consideration of $1.4 million ($2.62 per share) and $8.4 million ($2.73 per share), respectively. As of June 30, 2025, $20.6 million remained available under the Share Repurchase Program.

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

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary condensed consolidated cash flow information for the periods presented:

Cash Flows

	Six Months Ended June 30,
	2025	2024
(in thousands)	Unaudited	Unaudited
Net cash (used in) provided by operating activities	$(1,590)	$1,418
Net cash used in investing activities	(11,386)	(2,150)
Net cash used in financing activities	(9,374)	(8,263)
Net decrease in cash and cash equivalents	$(22,350)	$(8,995)

Operating Activities

The decline in net cash provided by operating activities was primarily due to timing of customer payments which increased accounts receivable, partially offset by a lower net loss for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Investing Activities

The increase in net cash used in investing activities was driven primarily by purchases of marketable securities, partially offset by proceeds from marketable securities and an increase in capitalized internal-use software development costs during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Financing Activities

The increase in net cash used in financing activities was driven primarily by an increase in the purchase of outstanding shares of the Company’s common stock under the Share Repurchase Program, partially offset by a decrease in proceeds from the exercise of stock options during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Contractual Obligations, Commitments and Contingencies

As of June 30, 2025, we did not have any short-term or long-term debt, or significant long-term liabilities. As of June 30, 2025, we have a non-material long-term operating lease for our office space in New York, NY.

We may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. Should any of our estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows. As of June 30, 2025 there were no material legal proceedings, claims or litigation.

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

During the six months ended June 30, 2025, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2025, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has no material pending legal proceedings as of June 30, 2025, for more details see Note 6, “Commitments and Contingent Liabilities” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. During the six months ended June 30, 2025, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of share repurchases for the three months ended June 30, 2025. See Note 7, “Capital Stock” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the section entitled “Liquidity Capital Resources-Share Repurchase Program” in Part I, Item 2 of this Quarterly Report on Form 10-Q for information regarding our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Thousands) (1)
April 1 - 30	541,268	$2.62	541,268	$20,632
May 1 - 31	—	—	—	—
June 1 - 30	—	—	—	—
Total	541,268		541,268
(1)
$20.6 million remained available for share repurchases under the Share Repurchase Program as of June 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No directors or officers, as defined in Securities Exchange Act Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2025.

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

Talkspace, Inc.

Date: August 8, 2025	By:	/s/ Jon Cohen
Jon Cohen
Chief Executive Officer

Date: August 8, 2025	By:	/s/ Ian Harris
Ian Harris
Chief Financial Officer