Form 10-Q
period 2025-09-30
Talkspace, Inc.
filed 2025-11-06
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the registrant had 165,656,124 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(U.S. dollars in thousands, except share and per share data)	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (1)	$39,508	$76,692
Restricted cash	4,145	—
Marketable securities	52,100	41,118
Accounts receivable, net (1)	14,927	9,643
Other current assets	3,800	2,729
Total current assets	114,480	130,182
Fixed assets, net	12,728	6,259
Other long-term assets	1,852	2,236
Total assets	$129,060	$138,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,617	$7,710
Accrued expenses and other current liabilities (1)	6,649	8,031
Deferred revenue	3,112	3,282
Total current liabilities	19,378	19,023
Other long-term liabilities	577	2,259
Total liabilities	19,955	21,282
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value per share: Shares authorized: 1,000,000,000 as of September 30, 2025 (unaudited) and December 31, 2024; shares issued and outstanding: 165,105,058 and 168,849,591 as of September 30, 2025 (unaudited) and December 31, 2024, respectively.	17	17
Additional paid-in capital	375,235	386,612
Accumulated deficit	(266,208)	(269,236)
Accumulated other comprehensive income	61	2
Total stockholders’ equity	109,105	117,395
Total liabilities and stockholders’ equity	$129,060	$138,677

(1) Talkspace, Inc's condensed consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors may have recourse to Talkspace, Inc. or its affiliates. At September 30, 2025 and December 31, 2024, assets of these consolidated VIEs totaled $12,893 and $6,875, respectively. At September 30, 2025 and December 31, 2024, liabilities of these consolidated VIEs totaled $3,663 and $2,528, respectively. See Note 11, “Variable Interest Entities,” in the notes to the condensed consolidated financial statements for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands, except share and per share data)	2025	2024	2025	2024
Revenue	$59,381	$47,399	$165,873	$138,873
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	34,741	25,667	94,447	74,236
Research and development	1,784	2,298	7,187	8,048
Clinical operations, net	1,638	1,677	5,415	4,802
Sales and marketing	13,245	12,295	41,423	38,535
General and administrative	5,089	5,132	16,024	17,666
Depreciation and amortization	686	231	2,054	652
Total costs and operating expenses	57,183	47,300	166,550	143,939
Income (loss) from operations	2,198	99	(677)	(5,066)
Financial income, net	(1,078)	(1,701)	(3,929)	(5,123)
Income before income taxes	3,276	1,800	3,252	57
Income tax expense (benefit)	25	(74)	224	123
Net income (loss)	$3,251	$1,874	$3,028	$(66)

Net income (loss) per share:
Basic	$0.02	$0.01	$0.02	$(0.00)
Diluted	$0.02	$0.01	$0.02	$(0.00)
Weighted average shares used to compute net income (loss) per share:
Basic	166,190,495	168,426,349	167,455,607	168,805,882
Diluted	171,462,202	173,753,763	174,009,390	168,805,882

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(U.S. dollars in thousands)	2025	2024	2025	2024
Net income (loss)	$3,251	$1,874	$3,028	$(66)
Other comprehensive income:
Change in unrealized gain on marketable debt securities	42	—	59	—
Total other comprehensive income	42	—	59	—
Total comprehensive income (loss)	$3,293	$1,874	$3,087	$(66)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share data)	Common Stock
Three and Nine Months Ended September 30, 2025	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
Balance as of December 31, 2024	168,849,591	$17	$386,612	$2	$(269,236)	$117,395
Exercise of stock options	1,010,942	*)	678	—	—	678
Restricted stock units vested, net of tax	515,033	*)	(571)	—	—	(571)
Repurchase of common stock for retirement	(2,519,170)	*)	(6,975)	—	—	(6,975)
Other comprehensive income	—	—	—	25	—	25
Stock-based compensation	—	—	2,548	—	—	2,548
Net income	—	—	—	—	318	318
Balance as of March 31, 2025 (unaudited)	167,856,396	$17	$382,292	$27	$(268,918)	$113,418
Exercise of stock options	28,602	*)	49	—	—	49
Restricted stock units vested, net of tax	600,458	*)	(1,126)	—	—	(1,126)
Repurchase of common stock for retirement	(541,268)	*)	(1,429)	—	—	(1,429)
Other comprehensive loss	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	2,578	—	—	2,578
Net loss	—	—	—	—	(541)	(541)
Balance as of June 30, 2025 (unaudited)	167,944,188	$17	$382,364	$19	$(269,459)	$112,941
Exercise of stock options	94,717	*)	135	—	—	135
Restricted stock units vested, net of tax	582,830	*)	(457)	—	—	(457)
Repurchase of common stock for retirement	(3,516,677)	*)	(8,885)	—	—	(8,885)
Other comprehensive income	—	—	—	42	—	42
Stock-based compensation	—	—	2,078	—	—	2,078
Net income	—	—	—	—	3,251	3,251
Balance as of September 30, 2025 (unaudited)	165,105,058	$17	$375,235	$61	$(266,208)	$109,105

	Common Stock
Three and Nine Months Ended September 30, 2024	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
Balance as of December 31, 2023	168,428,856	$16	$389,014	$—	$(270,384)	$118,646
Exercise of stock options	605,565	*)	741	—	—	741
Restricted stock units vested, net of tax	534,654	*)	(595)	—	—	(595)
Stock-based compensation	—	—	2,252	—	—	2,252
Net loss	—	—	—	—	(1,466)	(1,466)
Balance as of March 31, 2024 (unaudited)	169,569,075	$16	$391,412	$—	$(271,850)	$119,578
Exercise of stock options	697,798	*)	843	—	—	843
Restricted stock units vested, net of tax	851,177	*)	(1,248)	—	—	(1,248)
Repurchase of common stock for retirement	(2,948,892)	*)	(8,004)	—	—	(8,004)
Stock-based compensation	—	—	3,349	—	—	3,349
Net loss	—	—	—	—	(474)	(474)
Balance as of June 30, 2024 (unaudited)	168,169,158	$16	$386,352	$—	$(272,324)	$114,044
Exercise of stock options	45,761	*)	32	—	—	32
Restricted stock units vested, net of tax	609,539	1	(469)	—	—	(468)
Stock-based compensation	—	—	2,106	—	—	2,106
Net income	—	—	—	—	1,874	1,874
Balance as of September 30, 2024 (unaudited)	168,824,458	$17	$388,021	$—	$(270,450)	$117,588

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(U.S. dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,028	$(66)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,054	652
Accretion of discount on marketable securities	(672)	—
Stock-based compensation	6,529	7,290
Remeasurement of warrant liabilities	(1,077)	(794)
(Increase) decrease in accounts receivable	(5,284)	572
(Increase) decrease in other current assets	(1,071)	2,796
Increase in accounts payable	1,907	2,188
(Decrease) increase in deferred revenue	(170)	438
Decrease in accrued expenses and other current liabilities	(2,082)	(5,220)
Other	(4)	(233)
Net cash provided by operating activities	3,158	7,623
Cash flows from investing activities:
Purchases of marketable securities	(32,655)	—
Proceeds from maturities of marketable securities	22,345	—
Capitalized internal-use software costs	(7,345)	(3,768)
Other	(47)	(69)
Net cash used in investing activities	(17,702)	(3,837)
Cash flows from financing activities:
Proceeds from exercise of stock options	862	1,616
Payments for employee taxes withheld related to vested stock-based awards	(2,154)	(2,312)
Repurchase of common stock for retirement	(17,203)	(8,004)
Net cash used in financing activities	(18,495)	(8,700)

Net decrease in cash, cash equivalents and restricted cash	(33,039)	(4,914)
Cash, cash equivalents and restricted cash at the beginning of the period	76,692	123,908
Cash, cash equivalents and restricted cash at the end of the period	$43,653	$118,994

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$39,508	$118,994
Restricted cash	4,145	—
Total cash, cash equivalents and restricted cash	$43,653	$118,994

Supplemental cash flow data:
Cash paid during the period for income taxes	$254	$45
Non-cash activities:
Non-cash stock-based compensation capitalized as part of capitalization of internal-use software costs	$675	$417
Liability incurred for repurchase of common stock	$86	$—
Lease liabilities arising from obtaining right-of-use assets	$—	$595

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

The CODM uses the Company’s consolidated net income to assess the financial performance of the Company and allocate resources. Since the Company operates in one operating segment, financial information, including consolidated net income information evaluated by the CODM, can be found in the condensed consolidated income statements.

The Company's assets are managed on a consolidated basis. For total asset information please refer to the condensed consolidated balance sheets included within the condensed consolidated financial statements. Most of the Company's long-lived tangible assets, as well as the Company's operating lease right-of-use asset, are located in the United States. Other financial information regarding the Company's operating segment is presented elsewhere in the condensed consolidated financial statements.

For the three and nine months ended September 30, 2025 and 2024, all of the Company’s revenue was generated from customers located in the United States. For the types of services from which the reportable segment derives its revenue refer to Note 3, “Revenue Recognition.”

Recently Issued Accounting Pronouncements

The following Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) have been adopted by the Company:

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to provide a more simplified and less forward-looking approach to estimating credit losses under the current expected credit loss (“CECL”) model. This guidance is effective for fiscal years beginning after December 15, 2025, and interim periods after December 15, 2025. The Company early adopted this ASU. The adoption of this ASU did not have a significant impact on its consolidated financial statements or related disclosures.

The following ASUs issued by the FASB have not yet been adopted by the Company:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses, to improve the disclosures of a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. This guidance is effective for fiscal years beginning after December 15, 2027, and interim periods after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU.

NOTE 3. REVENUE RECOGNITION

The following table presents the Company’s revenue from sales to unaffiliated customers disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue from sales to unaffiliated customers:	Unaudited	Unaudited	Unaudited	Unaudited
Payor	$45,512	$32,039	$123,855	$90,492
DTE	9,260	9,370	28,246	28,911
Consumer	4,609	5,990	13,772	19,470
Total revenue	$59,381	$47,399	$165,873	$138,873

Accounts Receivable and Allowance for Credit Losses

The Company had receivables related to revenue from Direct-to-Enterprise (“DTE”) customers of $5.4 million and $6.0 million at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, the balance of receivables related to revenue from Health insurance plans (commercial and government) and employee assistance programs (“Payor”) customers was $9.5 million and $3.6 million, respectively.

Accounts receivables are stated net of credit loss allowance. The Company’s methodology for estimating credit loss is based on historical collection experience, customer creditworthiness, current and future economic condition and market condition. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Accounts receivables are written off after all reasonable means to collect the full amount have been exhausted. The allowance for credit losses on accounts receivable was immaterial as of September 30, 2025 and December 31, 2024. Credit loss expense was immaterial for the three and nine months ended September 30, 2025 and 2024.

Deferred Revenue

The Company records deferred revenue when cash payments from customers are received in advance of the Company's performance obligation to provide services. As of September 30, 2025 and December 31, 2024, deferred revenue related mainly to individual subscribers (“Consumer”). The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less. Revenue recognized in the nine months ended September 30, 2025 and 2024 that was included in the deferred revenue balance at the beginning of the reporting period was $2.1 million and $2.0 million, respectively.

NOTE 4. FAIR VALUE MEASUREMENTS

The following tables show the Company's cash equivalents and marketable securities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements as of September 30, 2025
		Unaudited
(in thousands)	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash, Cash Equivalents and Restricted Cash	Marketable Securities
Cash	$726	$—	$—	$726	$726	$—
Restricted cash	4,145	—	—	4,145	4,145	—
Level 1:
Money market funds	38,782	—	—	38,782	38,782	—
Commercial paper	3,899	1	—	3,900	—	3,900
Total Level 1:	42,681	1	—	42,682	38,782	3,900
Level 2:
U.S. Government securities	14,321	23	—	14,344	—	14,344
Certificates of deposit	1,485	1	—	1,486	—	1,486
Corporate debt securities	32,334	37	(1)	32,370	—	32,370
Total Level 2:	48,140	61	(1)	48,200	—	48,200
	$95,692	$62	$(1)	$95,753	$43,653	$52,100

	Fair Value Measurements as of December 31, 2024
(in thousands)	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$911	$—	$—	$911	$911	$—
Level 1:
Money market funds	68,639	—	—	68,639	68,639	—
Commercial paper	6,876	3	—	6,879	648	6,231
Total Level 1:	75,515	3	—	75,518	69,287	6,231
Level 2:
U.S. Treasury securities	7,232	2	—	7,234	6,494	740
U.S. Government securities	1,439	2	—	1,441	—	1,441
Certificates of deposit	2,920	1	—	2,921	—	2,921
Corporate debt securities	29,791	7	(13)	29,785	—	29,785
Total Level 2:	41,382	12	(13)	41,381	6,494	34,887
	$117,808	$15	$(13)	$117,810	$76,692	$41,118

The carrying value of the Company’s cash, restricted cash, accounts receivable, other current assets, accounts payable, and accrued liabilities approximate fair value because of the relatively short-term nature of the underlying assets or liabilities. The Company's cash equivalents and marketable securities are classified within Level 1 or Level 2 of the fair value hierarchy because their fair values are derived from quoted market prices or quoted market prices for similar assets or liabilities or quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Contractual Maturities

The following table summarizes the remaining contractual maturities of the Company's marketable securities as of September 30, 2025:

As of September 30, 2025
(in thousands)	Fair Value
Due within one year	$51,348
Due after one year to two years	752
Total	$52,100

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

The following table presents the Company's Private Placement Warrants measured at fair value on a recurring basis for the three and nine months ended September 30, 2025 and 2024:

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended September 30, 2025
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$862	$(249)	$613

	For the Nine Months Ended September 30, 2025
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,690	$(1,077)	$613

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended September 30, 2024
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,332	$(284)	$1,048

	For the Nine Months Ended September 30, 2024
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,842	$(794)	$1,048

The following were the inputs utilized in determining the fair value of the Private Placement Warrants as of September 30, 2025 and 2024:

	September 30,
Unaudited	2025	2024
Dividend yield (1)	0%	0%
Expected volatility (2)	88.4%	74.5%
Risk-free interest rate (3)	3.76%	3.75%
Term to warrant expiration (years)	0.72	1.72

(1) No dividends were paid during the nine months ended September 30, 2025 and 2024.

(2) The expected volatility is based on the back-solved implied volatility of the Company's public warrants as of the valuation date.

(3) The risk-free interest rate is based on the yield from U.S. Treasury bonds with an equivalent term to the time to maturity of the warrants.

NOTE 5. FIXED ASSETS, NET

Fixed assets, net, as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
(in thousands)	(Unaudited)
Capitalized internal-use software costs	$14,402	$6,488
Computer and equipment	777	755
Other	144	139
Property and equipment, gross	15,323	7,382
Less: accumulated depreciation	(2,595)	(1,123)
Fixed assets, net	$12,728	$6,259

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

In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. As of September 30, 2025, there were no material pending legal proceedings, claims or litigation.

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

During the three and nine months ended September 30, 2025, the Company repurchased and retired an aggregate of 3,516,677 and 6,577,115 shares, respectively, of its common stock for a total consideration of $8.8 million ($2.51 per share) and $17.2 million ($2.62 per share), respectively. As of September 30, 2025, $11.8 million remained available under the Share Repurchase Program.

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

All stock-based awards are measured based on the grant date fair value and are generally recognized on a straight-line basis in the Company’s condensed consolidated income statements over the requisite service period (generally requiring a four-year vesting period).

The following table sets forth the total share-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the condensed consolidated income statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)	Unaudited	Unaudited	Unaudited	Unaudited
Research and development	$225	$408	$1,338	$1,405
Clinical operations, net	55	81	352	212
Sales and marketing	433	354	1,351	1,433
General and administrative	1,128	1,088	3,488	4,240
Total stock-based compensation expense	$1,841	$1,931	$6,529	$7,290

NOTE 9. NET INCOME (LOSS) PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands, except number of shares and per share amounts)	Unaudited	Unaudited	Unaudited	Unaudited
Net income (loss)	$3,251	$1,874	$3,028	$(66)
Weighted average shares used to compute net income (loss) per share:
Basic	166,190,495	168,426,349	167,455,607	168,805,882
Dilutive effect of share-based awards	5,271,707	5,327,414	6,553,783	—
Diluted	171,462,202	173,753,763	174,009,390	168,805,882
Net income (loss) per share:
Basic	$0.02	$0.01	$0.02	$(0.00)
Diluted	$0.02	$0.01	$0.02	$(0.00)

For the three months ended September 30, 2025, the shares underlying the following were excluded from the calculation of diluted net income per share since each would have had an anti-dilutive effect: 3,711,159 stock options, 2,327,232 restricted stock units, 12,757,500 Private Placement Warrants and 20,722,500 Public Warrants to purchase the Company’s common stock.

For the nine months ended September 30, 2025, the shares underlying the following were excluded from the calculation of diluted net income per share since each would have had an anti-dilutive effect: 3,633,163 stock options, 176,299 restricted stock units, 12,757,500 Private Placement Warrants and 20,722,500 Public Warrants to purchase the Company’s common stock.

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

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents the amounts included within accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
(in thousands)	Unaudited
Employee compensation	$3,278	$5,144
Professional fees	904	912
Warrant liabilities	614	—
User acquisition	509	248
Other	1,344	1,727
Accrued expenses and other current liabilities	$6,649	$8,031

NOTE 11. VARIABLE INTEREST ENTITIES ("VIEs")

The Company, through its subsidiary Talkspace LLC, entered into various agreements with a Texas professional association entity (Talkspace Provider Network, PA or “TPN”), which in turn contracts with the Company's other affiliated professional entities ("PC entities"), physicians, therapists, and other licensed professionals for clinical and professional services provided to the Company's members. Talkspace LLC is party to various Management Services Agreements (MSAs”) with TPN as well as the PC entities.

Pursuant to the MSAs, Talkspace LLC is the managing entity (the “Manager”) and provides management and administrative resources and services essential to the operations of TPN and the PC entities and receives a management fee for these services and reimbursement of expenses incurred. TPN and the PC entities in turn have the obligation under the MSAs to engage all licensed physicians and other health professionals to provide behavioral healthcare services to the Company's members. In addition, to the extent that TPN or the PC entities lack sufficient funds to meet their obligations, the Manager may, at its sole discretion, advance funds to TPN or the PC entities to cover these obligations. Such advances would be considered loans made by the Manager and should be repaid as per the terms of the management agreement. No such advances have been made by the Manager to TPN or the PC entities as of September 30, 2025.

The Company evaluates its ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are VIEs, and, if so, whether the Company is the primary beneficiary of the VIE. The Company's policy is to consolidate any VIEs where the Company is deemed to be the primary beneficiary. The Company determined that it holds a variable interest in TPN and the PC entities. The Company evaluates whether an entity in which it has a variable interest is considered a VIE as defined under ASC 810, “Consolidation.” VIEs are generally entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The Company determined that TPN and the PC entities are VIEs and that it is the primary beneficiary of these VIEs as it is able to direct the activities of TPN and the PC entities that most significantly impact their economic performance and fund and absorb all their losses; therefore, the Company consolidates these VIEs.

The assets of the Company’s consolidated variable interest entities are subject to legal, contractual, and regulatory restrictions that limit their use to specified purposes such as funding operations, servicing debt, and meeting regulatory requirements. The liabilities of these VIEs may be subject to contractual limitations on settlement. Creditors and beneficial interest holders of the VIEs generally have recourse only to the assets of the VIEs and not to the general credit of the Company, except as provided under specific agreements. The Company’s maximum exposure to loss from these VIEs is intended to be limited to its interests in these entities and any specific contractual requirements, including guarantees or other commitments, if any.

The following table details the assets and liabilities of the VIEs as of September 30, 2025 and December 31, 2024. The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	September 30, 2025	December 31, 2024
(in thousands)	Unaudited
ASSETS
Cash and cash equivalents	$184	$132
Accounts receivable	12,709	6,743
Other assets	28,756	20,986
Total Assets	$41,649	$27,861
LIABILITIES
Accrued expenses and other current liabilities	3,663	2,528
Total Liabilities	$3,663	$2,528

NOTE 12. SUBSEQUENT EVENTS

In October 2025, the Company completed the acquisition of Wisdo Health, a clinically-proven social health and peer support platform, to expand Talkspace’s commitment to innovation and holistic mental health care. The consideration consisted of cash and shares of the Company's common stock.

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

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the three and nine months ended September 30, 2025 and 2024.

Overview

Talkspace is a healthcare company offering its members convenient and affordable access to a fully-credentialed network of highly qualified providers. We are a leading virtual behavioral health company connecting millions of patients with licensed mental health providers across a wide and growing spectrum of care through virtual psychotherapy and psychiatry. We created a purpose-built platform to address the vast, unmet and growing demand for mental health services. Through its platform, Talkspace serves:

•
Health insurance plans (commercial and government) and employee assistance programs (“Payor”), who offer their insured members access to the Company's platform at in-network reimbursement rates,
•
Direct-to-Enterprise (“DTE”), who offer their enterprise members access to the Company's platform while their enterprise is under an active contract with Talkspace, and
•
Individual subscribers (“Consumer”), who subscribe directly to the Company's platform.

For the three and nine months ended September 30, 2025, our clinicians completed approximately 432,200 and 1,167,300 sessions, respectively, related to members covered under our Payor customers, compared to 316,400 and 899,200 completed sessions, respectively, for the three and nine months ended September 30, 2024. As of September 30, 2025, we had approximately 6,400 Consumer active members compared to 8,600 Consumer active members as of September 30, 2024. Please refer to the “Key Business Metrics” section below for a description of Consumer active members.

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

Our operations could also be impacted by inflation and higher interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the nine months ended September 30, 2025 and 2024. However, if our costs were to become subject to significant inflationary pressures (such as Provider cost), we may not be able to fully offset such higher costs through price increases or cost savings. Our inability or failure to do so could harm our business, financial condition or results of operations.

One Big Beautiful Bill Act (“OBBBA”)

The U.S. federal income tax legislation, commonly referred to as the OBBBA, was enacted on July 4, 2025. While the Company continues to record a full valuation allowance against its U.S. deferred tax assets, the OBBBA has a positive impact on our liquidity and the duration of our future cash tax shield. The OBBBA permanently reinstates 100% Bonus Depreciation for qualified capital expenditures made after January 19, 2025, and allows the immediate expensing of domestic Research and Development (“R&D”) costs for tax years beginning after December 31, 2024. These provisions increase the amount of tax deductions available in the current and future periods. The permanent nature of R&D expensing and Bonus Depreciation, combined with the permanent extension of post-2017 Net Operating Loss carryforwards, increases the expected longevity of our tax shield.

As of September 30, 2025, we continue to maintain a full valuation allowance against our net deferred tax assets which primarily consists of accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Nine Months Ended September 30,
	2025	2024
(in thousands except number of health plan and enterprise customers or otherwise indicated)	Unaudited	Unaudited
Number of completed Payor sessions during the period	1,167.3	899.2
Number of health plan customers at period end	34	26
Number of enterprise customers at period end	163	189
Number of Consumer active members at period end	6.4	8.6

	Three Months Ended September 30,
	2025	2024
(in thousands)	Unaudited	Unaudited
Unique Payor active members during the period	120.6	93.5

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

While we expect to make increased investments to support accelerated growth and scale our provider network, we also expect increased efficiencies and economies of scale. Our cost of revenue as a percentage of revenue is expected to fluctuate from period to period depending on the interplay of these factors as well as pricing fluctuations.

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

Marketing expenses consist primarily of advertising and marketing expenses for member acquisition and engagement, as well as personnel costs, including salaries, benefits, bonuses, stock-based compensation expense for marketing employees, third-party services and contractors. Marketing expenses also include third-party software subscription services, participation in trade shows, brand messaging and costs of communications materials that are produced for our customers to generate greater awareness and utilization of our platform among our Payor and DTE customers.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense for certain executives, finance, accounting, legal and human resources functions, as well as professional fees.

Depreciation and amortization

Depreciation and amortization expense consist primarily of depreciation expense on capitalized internal use-software costs, computer and equipment and amortization of intangible asset.

Financial income, net

Financial income, net includes the impact from (i) interest earned in investments in marketable securities and other highly liquid investments, (ii) non-cash changes in the fair value of our warrant liabilities, and (iii) other financial expenses in connection with bank charges.

Taxes on income

Taxes on income consists of U.S. income taxes related to income generated by our U.S. subsidiary and foreign income taxes related to income generated by our subsidiary organized under the laws of Israel. Taxes on income were not material for the three and nine months ended September 30, 2025 and 2024.

Results of Operations

The following table presents our results of operations for the three and nine months ended September 30, 2025 and 2024 and the dollar and percentage change between the respective periods:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Revenue:	Unaudited	Unaudited			Unaudited	Unaudited
Payor revenue	$45,512	$32,039	13,473	42.1	$123,855	$90,492	33,363	36.9
DTE revenue	9,260	9,370	(110)	(1.2)	28,246	28,911	(665)	(2.3)
Consumer revenue	4,609	5,990	(1,381)	(23.1)	13,772	19,470	(5,698)	(29.3)
Total revenue	59,381	47,399	11,982	25.3	165,873	138,873	27,000	19.4
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	34,741	25,667	9,074	35.4	94,447	74,236	20,211	27.2
Research and development	1,784	2,298	(514)	(22.4)	7,187	8,048	(861)	(10.7)
Clinical operations, net	1,638	1,677	(39)	(2.3)	5,415	4,802	613	12.8
Sales and marketing	13,245	12,295	950	7.7	41,423	38,535	2,888	7.5
General and administrative	5,089	5,132	(43)	(0.8)	16,024	17,666	(1,642)	(9.3)
Depreciation and amortization	686	231	455	197.0	2,054	652	1,402	215.0
Total costs and operating expenses	57,183	47,300	9,883	20.9	166,550	143,939	22,611	15.7
Income (loss) from operations	2,198	99	2,099	*	(677)	(5,066)	4,389	86.6
Financial income, net	(1,078)	(1,701)	623	(36.6)	(3,929)	(5,123)	1,194	(23.3)
Income before income taxes	3,276	1,800	1,476	82.0	3,252	57	3,195	*
Income tax expense (benefit)	25	(74)	99	*	224	123	101	82.1
Net income (loss)	$3,251	$1,874	$1,377	73.5	$3,028	$(66)	$3,094	*

Revenue

Total revenue increased by $12.0 million, or 25.3% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a 42.1% increase in Payor revenue, partially offset by a 23.1% decline in Consumer revenue. The increase in revenue from our Payor customers is primarily due to a 36.6% increase in number of completed Payor sessions as a result of an increase in active payor members of 29.1% and an increase in the number of health plan customers of 30.8%. Consumer subscription revenue decreased by $1.4 million, or 23.1% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a 25.9% decline in Consumer active members due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting Payor members.

Total revenue increased by $27.0 million, or 19.4% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a 36.9% increase in Payor revenue, partially offset by a 29.3% decline in Consumer revenue. The increase in revenue from our Payor customers is primarily due to a 29.8% increase in number of completed Payor sessions as a result of an increase in active payor members of 29.1% and an increase in the number of health plan customers of 30.8%. Consumer subscription revenue decreased by $5.7 million, or 29.3% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a 25.9% decline in Consumer active members due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting Payor members.

Overall, the increase in revenue for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily driven by a shift in revenue mix towards Payor, and while we no longer have marketing resources dedicated solely to the Consumer category, it continues to have a positive contribution to our financial results.

Costs and Operating Expenses

Cost of revenue, excluding depreciation and amortization. Cost of revenue, excluding depreciation and amortization, increased by $9.1 million, or 35.4%, to $34.7 million for the three months ended September 30, 2025 from $25.7 million for the three months ended September 30, 2024 and increased by $20.2 million, or 27.2%, to $94.4 million for the nine months ended September 30, 2025 from $74.2 million for the nine months ended September 30, 2024. The increase in cost of revenue for the three and nine months ended September 30, 2025, was primarily due to increased hours worked by therapists as a result of increased Payor sessions.

Research and development expenses. Research and development expenses decreased by $0.5 million, or 22.4%, to $1.8 million for the three months ended September 30, 2025 from $2.3 million for the three months ended September 30, 2024. The decrease in research and development expenses for the three months ended September 30, 2025 was primarily due to a decrease in employee-related costs, inclusive of non-cash stock compensation expense of $0.4 million, as a result of the exclusion of amounts reflected as capitalized internal-use software development costs.

Research and development expenses decreased by $0.9 million, or 10.7%, to $7.2 million for the nine months ended September 30, 2025 from $8.1 million for the nine months ended September 30, 2024. The decrease in research and development expenses for the nine months ended September 30, 2025 was primarily due to a decrease in employee related costs, inclusive of non-cash stock compensation expense of $0.8 million, as a result of the exclusion of amounts reflected as capitalized internal-use software development costs.

Clinical operations expenses. Clinical operations expenses were $1.6 million for the three months ended September 30, 2025 compared to $1.7 million for the three months ended September 30, 2024. Clinical operations expenses increased by $0.6 million, or 12.8% to $5.4 million for the nine months ended September 30, 2025 from $4.8 million for the nine months ended September 30, 2024. The increase in clinical operations expenses for the nine months ended September 30, 2025 was primarily due to an increase in employee-related costs, inclusive of non-cash stock compensation expense of $0.6 million.

Sales and marketing expenses. Sales and marketing expenses increased by $0.9 million, or 7.7%, to $13.2 million for the three months ended September 30, 2025 from $12.3 million for the three months ended September 30, 2024. The increase in sales and marketing expenses for the three months ended September 30, 2025 was primarily driven by an increase in direct marketing and promotional costs of $1.1 million.

Sales and marketing expenses increased by $2.9 million, or 7.5%, to $41.4 million for the nine months ended September 30, 2025 from $38.5 million for the nine months ended September 30, 2024. The increase in sales and marketing expenses for the nine months ended September 30, 2025 was primarily driven by an increase in direct marketing and promotional costs of $3.6 million, partially offset by a decrease in employee-related costs, inclusive of non-cash stock compensation expense of $0.7 million.

General and administrative expenses. General and administrative expenses were $5.1 million for the three months ended September 30, 2025 and 2024. General and administrative expenses decreased by $1.6 million, or 9.3%, to $16.0 million for the nine months ended September 30, 2025 from $17.6 million for the nine months ended September 30, 2024. The decrease in general and administrative expenses for the nine months ended September 30, 2025 was primarily due to a decrease in severance payments related to the departure of certain key executives of the Company in 2024 of $1.8 million.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.5 million, or 197.0%, to $0.7 million for the three months ended September 30, 2025 from $0.2 million for the three months ended September 30, 2024 and increased by $1.4 million, or 215.0%, to $2.1 million for the nine months ended September 30, 2025 from $0.7 million for the nine months ended September 30, 2024. The increase in depreciation and amortization expenses for the three and nine months ended September 30, 2025 was primarily due an increase in amortization expense related to capitalized internal-use software assets of $0.5 million and $1.4 million, respectively.

Financial income, net

Financial income, net decreased by $0.6 million, or 36.6%, to $1.1 million for the three months ended September 30, 2025 from $1.7 million for the three months ended September 30, 2024. The decrease in financial income, net was primarily due to a decrease in interest income earned on marketable securities and other highly liquid investments of $0.4 million due to a reduction in interest rates.

Financial income, net decreased by $1.2 million, or 23.3%, to $3.9 million for the nine months ended September 30, 2025 from $5.1 million nine months ended September 30, 2024. The decrease in financial income, net was primarily due to a decrease in interest income earned on marketable securities and other highly liquid investments of $1.1 million due to a reduction in interest rates.

Income tax expense (benefit)

Income tax expense (benefit) was immaterial for the three and nine months ended September 30, 2025 and 2024.

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

We calculate adjusted EBITDA as net income (loss) adjusted to exclude (i) depreciation and amortization, (ii) stock-based compensation expense, (iii) financial income, net, (iv) income tax expense, and (v) certain non-recurring expenses, where applicable. The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net income (loss) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands)	Unaudited	Unaudited	Unaudited	Unaudited
Net income (loss)	$3,251	$1,874	$3,028	$(66)
Add:
Depreciation and amortization	686	231	2,054	652
Stock-based compensation	1,841	1,931	6,529	7,290
Financial income, net	(1,078)	(1,701)	(3,929)	(5,123)
Income tax expense (benefit)	25	(74)	224	123
Non-recurring expenses (1)	243	89	1,300	1,427
Adjusted EBITDA	$4,968	$2,350	$9,206	$4,303

(1)
For the three months ended September 30, 2025, non-recurring expenses primarily consisted of acquisition related expenses. For the nine months ended September 30, 2025, non-recurring expenses primarily consisted of severance costs, one-time litigation fees and acquisition related expenses.

For the three and nine months ended September 30, 2024, non-recurring expenses primarily consisted of severance costs related to the departure of key executives of the Company and other related costs.

Liquidity and Capital Resources

As of September 30, 2025, we had $43.7 million of cash, cash equivalents and restricted cash ($76.7 million as of December 31, 2024), and $52.1 million in marketable securities ($41.1 million as of December 31, 2024) which we use to finance our operations and support a variety of growth initiatives and investments. We had no debt as of September 30, 2025 and as of December 31, 2024.

Our primary cash needs are to fund operating activities and invest in technology development. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, the timing and extent of investments to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced service offerings, and the continuing market acceptance of virtual behavioral services. Additionally, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies.

We currently anticipate to be able to fund our cash needs for at least the next 12 months and thereafter for the foreseeable future using available cash and cash equivalent balances. However, in the future we may require additional capital to respond to technological advancements, competitive dynamics, customer demands, business and investment opportunities, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we cannot raise capital when needed, we may be forced to undertake asset sales or similar measures to ensure adequate liquidity.

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

During the three and nine months ended September 30, 2025, the Company repurchased and retired an aggregate of 3,516,677 and 6,577,115 shares, respectively, of its common stock for a total consideration of $8.8 million ($2.51 per share) and $17.2 million ($2.62 per share), respectively. As of September 30, 2025, $11.8 million remained available under the Share Repurchase Program.

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

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary condensed consolidated cash flow information for the periods presented:

Cash Flows

	Nine Months Ended September 30,
	2025	2024
(in thousands)	Unaudited	Unaudited
Net cash provided by operating activities	$3,158	$7,623
Net cash used in investing activities	(17,702)	(3,837)
Net cash used in financing activities	(18,495)	(8,700)
Net decrease in cash, cash equivalents and restricted cash	$(33,039)	$(4,914)

Operating Activities

The decline in net cash provided by operating activities was primarily due to timing of customer payments which increased accounts receivable, partially offset by net income for the nine months ended September 30, 2025 compared to net loss for the nine months ended September 30, 2024.

Investing Activities

The increase in net cash used in investing activities was driven primarily by purchases of marketable securities and an increase in capitalized internal-use software development costs, partially offset by proceeds from maturities of marketable securities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Financing Activities

The increase in net cash used in financing activities was driven primarily by an increase in the purchase of outstanding shares of the Company’s common stock under the Share Repurchase Program, partially offset by a decrease in proceeds from the exercise of stock options during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Contractual Obligations, Commitments and Contingencies

As of September 30, 2025, we did not have any short-term or long-term debt, or significant long-term liabilities. As of September 30, 2025, we have a non-material long-term operating lease for our office space in New York, NY.

We may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. Should any of our estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows. As of September 30, 2025 there were no material legal proceedings, claims or litigation.

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

During the nine months ended September 30, 2025, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The forward-looking statements in this Quarterly Report and other such statements we publicly make from time-to-time are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks and uncertainties. Many important factors could cause actual future events to differ materially from the forward-looking statements in this Quarterly Report, including but not limited to: (i) rapid technological change in our industry; (ii) our ability to secure clients' contract renewals; (iii) our ability to maintain and expand our network of therapists, psychiatrists and other providers; (iv) a decline in the prevalence of enterprise-sponsored healthcare or the emergence of new technologies may adversely impact our DTE business; (v) if our or our vendors’ security measures fail or are breached; (vi) changes in healthcare laws, regulations or trends and our ability to operate in the heavily regulated healthcare industry; and (vii) the other factors, risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and subsequent quarterly reports on Form 10-Q, including this report. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the nine months ended September 30, 2025, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has no material pending legal proceedings as of September 30, 2025; for more details see Note 6, “Commitments and Contingent Liabilities” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. During the nine months ended September 30, 2025, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of share repurchases for the three months ended September 30, 2025. See Note 7, “Capital Stock” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the section entitled “Liquidity Capital Resources-Share Repurchase Program” in Part I, Item 2 of this Quarterly Report on Form 10-Q for information regarding our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Thousands) (1)
July 1 - 31	477,066	$2.49	477,066	$19,445
August 1 - 31	3,027,111	2.52	3,027,111	11,828
September 1 - 30	12,500	2.50	12,500	11,797
Total	3,516,677		3,516,677
(1)
$11.8 million remained available for share repurchases under the Share Repurchase Program as of September 30, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No directors or officers, as defined in Securities Exchange Act Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2025.

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

Talkspace, Inc.

Date: November 6, 2025	By:	/s/ Jon Cohen
Jon Cohen
Chief Executive Officer

Date: November 6, 2025	By:	/s/ Ian Harris
Ian Harris
Chief Financial Officer