Form 10-K
period 2025-12-31
Talkspace, Inc.
filed 2026-03-13
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common stock held by non-affiliates of the Company on June 30, 2025 was $393.2 million based on the per share closing price of the Company's common stock on June 30, 2025 of $2.78.

The number of shares of common stock outstanding on March 10, 2026 was 167,076,010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed by the Company pursuant to Regulation 14A are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended December 31, 2025.

PCAOB ID:	1281	Auditor Name:	Kost Forer Gabbay & Kasierer, a member of EY Global	Auditor Location:	Tel-Aviv, Israel

i

PART I

Item 1. BUSINESS

Our Mission

Our mission is to make behavioral health care available to all and help people everywhere to heal.

Overview

Talkspace, Inc. together with its consolidated subsidiaries (referred to herein as the “Company,” “we,” “our,” “us,” or “Talkspace”) is a leading virtual behavioral healthcare company offering its members convenient and affordable access to a fully-credentialed network of highly qualified providers across a wide and growing spectrum of care through virtual psychotherapy and psychiatry. Founded in 2012, Talkspace pioneered message-based therapy, fulfilling an unmet desire of many people to connect with a licensed therapist from anywhere. Today we are a single destination for comprehensive mental health care, including therapy for individuals, couples, and teens, as well as psychiatric treatment and medication management (18+), and self-guided tools and resources. Most Americans have access to Talkspace through their health insurance plans, employee assistance programs, our partnerships with leading healthcare companies, or as a free benefit through their employer, school, or government agency. All care offered at Talkspace is delivered through an easy-to-use, fully-encrypted web and mobile platform that meets HIPAA, federal, and state regulatory requirements.

Our customers are comprised of the following:

•
Health insurance plans from commercial and government institutions, and employee assistance programs (“Payor”), who offer their members access to our platform at in-network reimbursement rates,
•
Direct-to-Enterprise (“DTE”), comprised of enterprises who offer their enterprise members access to our platform while their enterprise is under an active contract with Talkspace, and
•
Individual subscribers (“Consumer”) who subscribe directly to our platform.

Our vast nationwide network of 5,700+ licensed providers, located across all 50 U.S. states and the District of Columbia, include therapists and psychiatric providers with specialized knowledge of more than 150 conditions and treatment modalities. Our psychiatry clinicians, may at their discretion, refer the member to a primary care provider or in-person psychiatrist if the clinical need arises, including to address potential needs for controlled substances. In accordance with the Drug Enforcement Administration (“DEA”) Ryan Haight Act, Talkspace providers do not prescribe controlled substances.

Our network of fully-credentialed providers is sustained and enhanced by an attractive value proposition to providers, including flexibility, convenience, efficiency, professional development opportunities and compensation. We also believe that our platform provides other benefits to providers through expanded clinical reach, steady access to member referrals, reduced administrative burdens, more efficient time utilization and data-driven clinical insights. We designed our provider network to be scalable and to leverage a hybrid model of both employee providers and independently contracted providers to support multiple growth scenarios.

For the year ended December 31, 2025 our revenues were $228.9 million compared to $187.6 million for the year ended December 31, 2024. For the year ended December 31, 2025, our clinicians completed 1,617,000 sessions related to members covered under our Payor customers compared to 1,229,200 completed sessions for the year ended December 31, 2024. As of December 31, 2025, we had approximately 5,000 Consumer active members compared to 7,200 Consumer active members as of December 31, 2024.

Pending Merger with Universal Health Services, Inc.

On March 9, 2026, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Universal Health Services, Inc., a Delaware corporation ("UHS"), and UHS Merger Subsidiary, Inc., a Delaware corporation and an indirect wholly owned subsidiary of UHS ("Merger Subsidiary"), pursuant to which, among other things, Merger Subsidiary will merge with and into us (the “Merger”), with us continuing as the surviving corporation and a wholly-owned subsidiary of UHS.

Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be cancelled and converted into the right to receive $5.25 per share in cash. Following completion of the Merger, we will be delisted from the NASDAQ Global Select Market and deregistered under the Securities Exchange Act of 1934.

We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants regarding the operation of our business prior to the consummation of the Merger.

Consummation of the Merger is subject to customary closing conditions, including termination or expiration of any waiting periods required under the Hart-Scott-Rodino ("HSR") Act and certain specified state healthcare laws, approval by our stockholders and other customary closing conditions. The transaction is expected to close in the third quarter of 2026.

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed by us on March 9, 2026. For additional information related to the Merger Agreement, please also refer to the other relevant materials in connection with the transaction that we have filed and will file with the SEC and that will contain important information about us and the Merger.

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

Our Customers

In pursuit of our mission to expand access to all individuals in need of behavioral healthcare services, we strive to deliver effective care to a diverse customer base, with members from all socioeconomic backgrounds, ages, genders, ethnicities, geographies and income level who are located across all 50 U.S. states and select international markets. Our customers include:

Payor: We contract with a number of health insurance plans from commercial and government institutions and employee assistance programs to provide virtual therapy to their members. Members receive care directly covered through their individual health insurance plan or employee assistance program where our providers are considered in-network or pay a flat rate per session or interaction.

DTE: We contract directly with enterprises to provide their enterprise members unlimited synchronous and asynchronous care primarily on a per-member-per-month (“PMPM”) or paid-per-use (“PPU”) basis or as a fixed monthly fee. Enterprises include employers, academic organizations, higher education, and government entities and their members include employees, military personnel, students, and teens.

Consumer: We offer monthly, quarterly, bi-annual and annual membership subscription as well as supplementary a la carte offerings to individual subscribers who subscribe directly to our platform through a subscription plan.

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

Robust data ecosystem: We have a closed-loop data ecosystem providing a multi-dimensional view of the individuals who seek treatment on our platform. This data provides a holistic picture of each user – diagnoses, treatment plans, medical history, personal history, and clinical outcomes. Our data contains over 8.6 billion words sent by millions of users via approximately 153 million anonymized messages. We have over 7.3 million completed psychological assessments. Our data contains information about members collected by therapists, including approximately 1.6 million diagnoses and approximately 6.2 million progress and psychotherapy notes. Our data also contains information about therapists reported by members, including over 3.6 million therapist ratings. We believe the size and depth of our clinical data is vast relative to the industry and is a differentiating element of our digitally-native modality.

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

Competition

We view as competitors those companies whose primary business is developing and marketing telehealth and virtual behavioral health platforms and services. Key competitive factors include technology, breadth and depth of functionality, range of associated services, operational experience, customer support, extent of customer and member bases and reputation, among other factors. Our key competitors in the telehealth and teletherapy markets are Teladoc Health, Inc., Lyra Health, Inc., American Well Corp., and Spring Care, Inc., among other industry participants.

In addition, large, well-financed health systems and health plans have in some cases developed their own virtual behavioral health tools and may provide these solutions to their consumers at discounted prices. In the future we may face competition from large technology companies, such as Apple, Meta, Verizon, or Microsoft, who may wish to develop their own virtual behavioral health solutions, as well as from large retailers like Walmart. We believe that the breadth of our existing customer and member bases, the depth of our technology platform, and our business-to-business focus on integrating freely with multiple platforms increases the likelihood that stakeholders seeking to develop virtual behavioral healthcare solutions will choose instead to collaborate with Talkspace.

Therapists, Physicians and Healthcare Professionals

Talkspace LLC, our wholly-owned subsidiary, is party to various agreements including Management Services Agreements (“MSAs”) with Talkspace Provider Network, PA (“TPN”), a Texas professional association entity, which in turn contracts with our other affiliated professional entities ("PC entities"), physicians, therapists, and other licensed professionals for clinical and professional services provided to our members. Pursuant to the MSAs, Talkspace LLC is the managing entity (the “Manager”) and provides management and administrative resources and services essential to the operations of these entities and receives a management fee for these services and reimbursement of expenses incurred. TPN and the PC entities in turn have the obligation under the MSAs to engage all licensed physicians and other health professionals to provide behavioral healthcare services to our customers.

This structure in which we operate under various MSAs with professional associations and professional corporations authorized by state law to contract with affiliated professionals to deliver teletherapy services to our customers, helps ensure we are able to comply with all applicable regulatory requirements, including the corporate practice of medicine and fee-splitting laws, that are necessarily implicated by engaging in telehealth care that can only be delivered by physicians.

Refer to Note 13, “Variable Interest Entities” in the notes to consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Human Capital Overview

The Company’s workforce is critical to the creation and delivery of its services and the success of the Company. Our ability to attract, develop and retain talented employees and independent contractors with the skills and capabilities needed by our business is a key component of our long-term growth and our mission of providing more people with convenient access to quality, affordable behavioral healthcare. The Company views full-time employees and independently contracted providers as its total workforce, and each is eligible for the various formal and informal programs and resources to support, recruit, train and retain its team members. The Company's human capital network includes, but is not limited to, employee and independently contracted providers (licensed therapists, psychologists, psychiatrists), as well as employees in various support functions throughout the Company. The human capital needs and strategy of our business is overseen by the Company's Board of Directors and Chief Executive Officer and supported by the Company’s Human Resources Department, which reports directly to the Chief Executive Officer. As of December 31, 2025, we had 598 employees comprised of 349 providers and 249 professionals supporting the accounting, finance, technology, sales, marketing and other support functions and 5,396 independently contracted providers.

Culture and Values

Tone at the top is what drives us. We are committed to maintaining a respectful, secure and supportive workplace culture with open communication and accessible, safe channels for feedback. Our Company’s Core Values are Innovation, Quality and Kindness. In addition, all employees are required to complete training and affirm compliance with the Talkspace Code of Business Conduct and Ethics (the “Code”), which confirms the Company’s policy to conduct its affairs in compliance with all applicable laws and regulations and observe the highest standards of business ethics. The Code is reviewed regularly by the Audit Committee and approved by the Board of Directors and is complemented by other policies and training. Any violations of our Code are encouraged to be immediately reported and are kept anonymously.

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

Compensation and Benefits

The Company is committed to hiring the most qualified candidates to fill open positions. Whenever appropriate and possible, open positions are filled with internal candidates to help team members in their career development and enrich a culture of growth. Compensation and benefits programs are focused on attracting, retaining and motivating the top talent necessary to achieve the Company’s mission in ways that reflect its diverse workforce’s needs and priorities. In addition to competitive salaries, the Company and its businesses have established short and long-term incentive programs including stock-based compensation awards and cash-based performance bonus awards, which are designed to motivate and reward performance against key business objectives and facilitate retention. Performance bonus allocations are provided based on the organization meeting its financial goals, the employee achieving goals set by their supervisor, and per the employment agreements and/or any other written agreement. In addition, the Company provides retirement benefits and other comprehensive benefit options to meet the needs of its employees, including healthcare benefits, 401(k) Company match, tax advantaged savings vehicles, life and disability insurance, paid time off, flexible working arrangements, generous parental leave policies and access to wellness programs.

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

The Company provides people leader learning and development, including self-paced learning modules, regular People Leader sessions and asynchronous learning and communication opportunities. In addition, the Company provides ongoing training in areas related to HIPAA, Cybersecurity, Security and Privacy Controls, Fraud Waste, and Abuse and Anti-Harassment and Discrimination training, among others.

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

For an additional discussion of our regulatory environment, see “Risk Factors—Risk Related to Our Legal and Regulatory Environment” included in Part I, Item 1A of this Form 10-K.

Telehealth and Teletherapy Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

The practice of medicine, including the provision of therapy services, is subject to various federal, state and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the adequacy of medical care, the practice of medicine and licensed professional services (including the provision of remote care), equipment, personnel, operating policies and procedures and the prerequisites for the prescription of medication and ordering of tests. The application of some of these laws to telehealth and teletherapy is evolving, and subject to ongoing rulemaking, regulatory guidance, and differing interpretations. Certain aspects of remote prescribing, including prescribing of controlled substances via telemedicine, are also subject to evolving federal requirements, including through agency rules and guidance, and state requirements.

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

Regulatory expectations regarding administrative, technical, and physical safeguards continue to evolve, including through regulatory guidance and proposed updates to HIPAA security requirements.

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

In addition, certain states have adopted or may adopt laws that regulate consumer health data specifically and may impose requirements beyond those applicable to other categories of personal information. In recent years, there have been a number of well publicized data breaches involving the improper use and disclosure of personal information and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials and providing credit monitoring services and/or other relevant services to impacted individuals. In addition, under HIPAA, breach notification laws and pursuant to the related contracts that we enter into with our customers who are covered entities, we must report breaches of unsecured PHI to our customers following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

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

Through March 13, 2026, the Company has been approved for one patent in the United States related to “System and Method in Monitoring Engagement” which relates to the tracking of therapeutic progress between therapist and customer. We also have one patent that is pending and several other provisional applications in the United States. We intend to continue to apply for additional patents relating to our software and technology. We cannot assure whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims.

Sentia AI, LLC is Talkspace’s wholly-owned subsidiary dedicated to proprietary AI development. “Sentia” refers to Talkspace’s behavioral-health-focused large language model (“LLM”) that Talkspace intends to utilize in future products, primarily where a member has a conversation with an agent. Other products that may use the LLM could be using the model in other healthcare systems, creating a special condition-based agent, or other use cases. Sentia is also the name of the user-facing product, currently in beta testing, that enables people to chat with the Sentia LLM about their mental health and well-being (the “Sentia Project”). The Sentia Project incorporates several other subsystems, including risk models, quality models, and the quality management system. Talkspace has developed a proprietary Clinical Quality Model to evaluate the quality of the content the Sentia LLM produces. More specifically, we use this algorithm to assess the Sentia LLM’s alignment with what a well-trained, skilled, and licensed therapist would say in a given clinical setting — recognizing that the Sentia Project is not therapy and is not intended to diagnose, treat, cure, or prevent any disease. The Sentia Project instead utilizes five distinct risk algorithms to automatically assess the potential presence of clinical risk based on the user’s asynchronous communications with the model. At this point, the system can flag chat sessions needing elevated therapy service.

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

Additional Information

The Company's principal place of business is at 622 Third Avenue, New York, NY 10017 and its telephone number is (212) 284-7206. The Company's website address is talkspace.com. The Company makes available free of charge on the investors section of its website the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and other SEC filings and all amendments to those reports filed or furnished to the SEC pursuant to Section 13(a), 14 or 15(d) of the Exchange Act, as soon as reasonably practicable after we file or furnish such materials to the SEC. The SEC also maintains a website (www.sec.gov) that contains these reports, proxy, information statements and other information. The information on our website is not, and will not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC, except where we expressly incorporated such information.

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

Risks Related to the Pending Merger with Universal Health Services, Inc.

•
The announcement and pendency of the Merger may result in disruptions to our business, divert management's attention, disrupt our relationships with third parties and employees, and result in negative publicity, customer concerns, or legal proceedings, any of which could negatively impact our operating results and ongoing business.
•
Failure to complete the Merger could negatively impact our stock price and future business. The Merger is subject to several closing conditions, including the approval by our stockholders, regulatory clearances, and other customary closing conditions, which may not be satisfied at all or in the anticipated timeframe.
•
The Merger Agreement contains provisions that limit our ability to pursue alternative transactions and may require us to pay a substantial termination fee.
•
We may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may prevent or delay consummation of the Merger, divert management’s attention, and otherwise materially harm our business.
•
We have incurred, and will continue to incur, significant direct and indirect costs as a result of the Merger.
•
If the Merger is not consummated, our stock price may decline, and we will have incurred substantial costs.

Risks Related to our Operating Results

•
We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, and we may experience difficulties in managing our growth and expanding our operations, which could have a material adverse effect on the market price of our common stock.

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
•
We rely on third-party platforms such as the Apple App Store and the Google Play App Store, to distribute our platform and offerings.
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
•
We and our third-party vendors have experienced cybersecurity incidents from time to time. If our or our vendors’ security measures fail or are breached in the future and unauthorized access to a customer’s data or information systems is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales, customers and members.
•
There may be adverse tax, legal and other consequences if the employment status of providers on our platform is challenged.
•
Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies, and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer behavior.
•
Certain U.S. state and local tax authorities may assert that we have a nexus with such states or localities and may seek to impose state and local income taxes on our income allocated to such state and localities and assert we are required to collect sales and use taxes.
•
Our ability to use our net operating losses and certain other attributes may be subject to certain limitations.
•
We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.
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

RISKS RELATED TO THE PENDING MERGER WITH UNIVERSAL HEALTH SERVICES, INC.

The announcement and pendency of the Merger may result in disruptions to our business, divert management's attention, disrupt our relationships with third parties and employees any of which could negatively impact our operating results and ongoing business.

The Merger Agreement generally requires us to operate our business in the ordinary course, consistent with past practices, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and restricts us from taking certain actions without UHS’s consent until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. These restrictions may prevent us from pursuing strategic business opportunities, making new significant capital expenditures, or reacting to changing market conditions and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

The proposed Merger could cause disruptions to our business or business relationships with our existing and potential Payors, enterprise clients customers, other business partners and therapy providers, and this could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

In connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel and other employees while the Merger is pending. Key employees may depart because of issues relating to the uncertainty or a desire not to remain with us following the Merger, and may depart prior to the consummation of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.

The pursuit of the Merger may place a significant burden on management and internal resources, which may have a negative impact on our ongoing business. It may also divert management’s time and attention from the day-to-day operation of our remaining businesses and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger.

Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition and our results of operations and prospects.

Failure to complete the Merger could negatively impact our stock price and future business. The Merger is subject to several closing conditions, including the approval by our stockholders, regulatory clearances, and other customary closing conditions, which may not be satisfied at all or in the anticipated timeframe.

Under the terms of the Merger Agreement, the completion of the Merger is subject to customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, delay or otherwise materially adversely affect the consummation of the Merger. It also is possible that an event, occurrence, revelation or development of a state of circumstances or facts since the date of the Merger Agreement may have or reasonably be expected to have a “Material Adverse Effect” (as defined in the Merger Agreement) on us, the non-occurrence of which is a condition to the consummation of the Merger. We cannot predict with certainty whether and when any of the required conditions will be satisfied (or waived, if applicable). If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, including antitrust clearance under the HSR Act or approval under state healthcare laws, or if another event occurs delaying or preventing the Merger, such delay or failure to complete the Merger may create uncertainty or otherwise have negative consequences that may materially and adversely affect our financial condition and results of operations, as well as the price per share for our common stock. If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks, including:

•
Our stock price may decline significantly, as the current market price may reflect the market assumption that the Merger will be completed and, thus, an "acquisition premium".
•
The market’s perception of our ability to remain an independent, viable competitor in the virtual behavioral health space may be diminished.

•
We may experience negative publicity and/or reactions from our investors, Payors, enterprise clients customers, other business partners, therapy providers and employees.

The Merger Agreement contains provisions that limit our ability to pursue alternative transactions and may require us to pay a substantial termination fee.

The Merger Agreement includes “no-shop” restrictions that prohibit us from soliciting alternative takeover proposals from third parties or engaging in discussions regarding such proposals, subject to limited fiduciary exceptions. If the Merger Agreement is terminated under specified circumstances, including if the Board changes its recommendation or if we terminate the agreement to enter into a “Superior Proposal” (as defined in the Merger Agreement), we will be required to pay UHS a termination fee of $32.4 million. These provisions could discourage potential third-party acquirers from proposing a transaction that might be more favorable to our stockholders.

We may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may prevent or delay consummation of the Merger, divert management’s attention, and otherwise materially harm our business.

Public companies and their directors often face security class action and derivative lawsuits after having entered into acquisition, merger, or other business combination agreements like the Merger Agreement. Among other remedies, the plaintiffs in these lawsuits may seek damages or to enjoin the Merger. There can be no assurances that we will be successful in the outcome of any lawsuits challenging the Merger.

Regardless of the outcome of any pending or future litigation related to the Merger, such litigation can be costly, time-consuming, may distract our management from running the day-to-day operations of our business and could delay the completion of the Merger, which could prevent the Merger from becoming effective, or otherwise negatively impact our business, operating results and financial condition.

We have incurred, and will continue to incur, significant direct and indirect costs as a result of the Merger.

We have already incurred, and expect to continue to incur, substantial non-recurring costs in connection with the Merger. These costs include:

•
Advisory and Professional Fees: Significant financial advisory, legal, and accounting fees that are payable regardless of whether the Merger is consummated.
•
Employee Retention and Compensation: Costs associated with retention bonuses or other payments to key executives and employees to ensure business continuity through the expected completion of the Merger in the third quarter of 2026.
•
Diversion of Resources: Significant management time and internal resources have been, and will continue to be, diverted from our long-term strategic plan (such as expanding our Payor network) to focus on the merger integration and regulatory approvals.

These expenses will reduce our cash reserves and could adversely affect our financial condition and results of operations in the quarters leading up to the completion of the Merger. If the Merger is not completed, we will have spent significant sums without realizing any of the benefits of the transaction.

If the Merger is not consummated, our stock price may decline, and we will have incurred substantial costs.

If the Merger is not completed for any reason, we will remain an independent public company. In such an event:

•
Market Price: Our stock price may decline to the extent that the current market price reflects the market assumption that the Merger will be completed and, thus, an "acquisition premium".
•
Transaction Costs: We will have incurred significant legal, financial, and advisory fees regardless of whether the Merger closes, diverting significant resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.
•
Reputational Damage: Failure to complete the Merger could result in negative perceptions among investors and employees.

RISKS RELATED TO OUR OPERATING RESULTS

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, and we may experience difficulties in managing our growth and expanding our operations, which could have a material adverse effect on the market price of our common stock.

We have experienced significant growth in the last several years, and therefore our recent revenue growth rate and financial performance should not be considered indicative of our future performance. From 2023 to 2024 and 2024 to 2025, our revenue grew at a compound annual rate of 25.0% and 22.0%, respectively. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. Even if our key metrics suggest potential growth, we may not continue to grow our revenue or generate net income.

Our future growth will depend, in part, on our ability to grow our revenue from existing customers and members, to acquire potential future customers and members, especially our Payor and DTE customers, and to expand our customer, member and provider bases. We can provide no assurances that we will be successful in executing on these growth strategies. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our customer and member bases depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing customers and members may be slower to adopt our services than we currently anticipate, which could adversely affect our results of operations and growth prospects.

Moreover, managing growth and expanding our operations will require us to continue to improve our operational, financial and management controls, compliance programs and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results. If we fail to maintain effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which may adversely affect investor confidence in us and, as a result, the value of our common stock. Additionally, rapid growth in our business may place a strain on our human and capital resources as well as our systems and controls. Any inability to effectively scale our operations or maintain robust controls could materially and adversely affect our business, financial condition, results of operations, and the market price of our common stock.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Rapid technological change in our industry presents us with significant risks and challenges.

The virtual behavioral health market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Currently, the virtual behavioral health sector is undergoing a transformation in technological capabilities. As LLMs and ML architectures evolve at an unprecedented pace, market leadership depends on the ability to integrate next-generation intelligence that anticipates—rather than just reacts to—changing consumer needs. Our success is tethered to our agility: we must not only refine our current ecosystem but aggressively pioneer and acquire the breakthrough technologies that define the future of clinical engagement.

Sentia AI, LLC, our wholly-owned subsidiary focused on proprietary AI development, has created a behavioral-health-specialized LLM named “Sentia” designed to power the next generation of member-agent interactions. Sentia currently exists as a beta-tested, user-facing interface product where members engage with our LLM regarding their mental well-being. This model does not replace clinicians but extends their reach, adhering to strict clinical standards while identifying millions of new users who may require human intervention. While we believe this integration will enhance member engagement and reduce clinician burnout, the cost of compute resources associated with LLMs may impact our technology and development expenses. Furthermore, if the AI-generated outputs fail to meet clinical or regulatory standards, it could result in increased liability or decreased user trust, reputational harm, additional regulatory scrutiny, and reduced demand for our services.

There is no guarantee that we will be able to utilize our resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that advancements in artificial intelligence and machine-learning by one or more of our competitors or future competitors, will not result in our present or future software-based products and services becoming uncompetitive or obsolete.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.

The virtual behavioral health market is competitive, and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition from a range of companies, including specialized software and solution providers that offer similar solutions and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include Teladoc Health, Inc., Lyra Health, Inc., American Well Corp., and Spring Care, Inc., among other small industry participants.

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

Some of our competitors have greater name recognition, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or consumer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger consumer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage.

We also expect our competitors to continue to improve their technology infrastructure, including with the use of AI and ML solutions, to interact with customers, members and insurance companies, sell their services, utilize (and even monetize) their data and support and grow their customer base. Our ability to innovate our own technology infrastructure and appropriately address user experience will affect our ability to compete. In addition, new developments in cloud computing, AI, and machine learning have made it easier to enter our markets due to lower up-front technology costs.

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

We derive a material portion of our revenue from our largest customers. The loss, termination, or renegotiation of any contract with such customers could negatively impact our results. For the year ended December 31, 2025, four customers each represented 10% or more of the Company’s total revenue. For the year ended December 31, 2024, three customers each represented 10% or more of the Company’s total revenue. The loss of business from any of the Company’s significant customers, as a result of competition, customer needs, or other factors beyond the Company’s control, could have a material adverse effect on our business, financial condition and results of operations.

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

We currently generate a significant portion of our revenues from our Payor and DTE customers. Payor contracts include annual evergreen clauses and generally may be terminated by either party typically upon advance notice per the terms of the contract. DTE contracts are one to three years in length. Consumer subscriptions generally have stated initial terms of one-to-six months and members may cancel their subscription at any time and will receive a pro-rata refund for the subscription price. Most of our customers and members have no obligation to renew their subscriptions for our services after the initial term expires. In addition, our customers may negotiate terms that are less advantageous to us upon renewal, which may reduce our revenue from these customers. Additionally, our future results of operations depend, in part, on our ability to expand our services and offerings, including broadening our continuum of care. If our customers and members fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline or our future revenue growth may be constrained.

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

Our success and future growth largely depend on our ability to increase consumer awareness of virtual behavioral therapy in general and our platform and offerings, in particular, and on the willingness of current and potential members to utilize our platform to access information and behavioral health services. We believe the vast majority of consumers make purchasing decisions for behavioral health services on the basis of traditional factors, such as insurance coverage. This traditional decision-making process does not always account for restrictive and complex insurance plans, high deductibles, expensive co-pays and other factors, such as discounts or savings available at alternative therapists or practices. To effectively market our platform, we must educate consumers about the various purchase options and the benefits of using Talkspace for behavioral healthcare, including when such services may not be covered by their health insurance benefits. We focus our marketing and education efforts on potential customers, members and other consumers, but also aim to educate and inform healthcare providers and other participants that interact with consumers, including at the point of purchase. However, we cannot assure you that we will be successful in changing consumer purchasing habits or that we will achieve broad market education or awareness among consumers. Even if we are able to raise awareness among consumers, they may be slow in changing their habits and may be hesitant to use our platform for a variety of reasons.

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

In order to grow our business, we anticipate that we will continue to depend on our existing and future relationships with third parties, such as third-party Payor customers, including government agencies, as well as our ability to expand our DTE business. Identifying potential customers, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our products and services. In addition, acquisitions of our customers by our competitors could result in a decrease in the number of our current and potential customers and members, as our customers may no longer facilitate the adoption of our applications by potential members. If we are unsuccessful in establishing or maintaining our relationships with third parties that we provide services to, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our services or increased revenue.

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
●
federal budget proposals and/or approvals impacting funding for government health care programs, such as Medicare and Medicaid; and
●
adverse changes in business or economic conditions affecting healthcare payors or providers or other healthcare industry participants.

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

Our overall business entails the risk of medical liability claims. Although our affiliate, TPN, and our other affiliated professionals carry or will carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to the services rendered, successful medical liability claims could result in substantial damage awards that exceed the limits of the insurance coverage. TPN carries professional liability insurance for itself and each of its healthcare professionals (our providers). Additionally, all of our network providers that contract or will contract with TPN separately carry or will carry professional liability insurance for itself and its healthcare professionals. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services through TPN and our affiliated professionals. As a result, adequate professional liability insurance may not be available to TPN and our affiliated professionals in the future at acceptable costs or at all, which may negatively impact TPN and our affiliated professionals to provide services to our members, and thereby adversely affect our overall business and operations.

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

In the past, some of these platforms or marketplaces have been unavailable for short periods of time. If this or a similar event were to occur on a short- or long-term basis, or if these platforms or marketplaces otherwise experience issues that adversely impact the ability of consumers to download or access our apps and other information, it could have a material adverse effect on our brand and reputation, as well as our business, financial condition and operating results.

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

We and our third-party vendors have experienced cybersecurity incidents from time to time. If our or our vendors’ security measures fail or are breached in the future and unauthorized access to a customer’s data or information systems is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales, customers and members.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies, including the increased adoption of AI technologies, and the increased sophistication and activities of perpetrators of cyber-attacks. Malicious actors are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. The techniques, sources and targets of these attacks change and are often not recognized until such attacks are launched or have been in place for some time. In an increasing amount of cases, these malicious actors are or are acting on behalf of state sponsors which further increases the risk of sophistication, capability and funding for the attack. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or to investigate and remediate any information security vulnerabilities. Although the cybersecurity incidents we and our third-party vendors have experienced to date have been non-material, if our or our third-party vendors’ security measures fail or are breached in the future, it could result in unauthorized persons accessing sensitive customer or member data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our customers and members. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect customer, member or investor confidence in us, and reduce the demand for our services from existing and potential customers and members. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations.

Any potential future security breach could result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to customers or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants.

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

Data privacy is also subject to frequently changing laws, rules and regulations in the various jurisdictions in which we operate. Such initiatives around the country could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. Our Board of Directors is briefed periodically on cybersecurity and risk management issues and we have implemented a number of processes to avoid cyber threats and to protect privacy. However, the processes we have implemented in connection with such initiatives may be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data. In addition, the competition for talent in the data privacy and cybersecurity space is intense, and we may be unable to hire, develop or retain suitable talent capable of adequately detecting, mitigating or remediating these risks. Our failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in legal liability or damage to our reputation in the marketplace. While we and third parties we utilize have experienced, and expect to continue to experience, cybersecurity incidents that could lead to other disruptions of the Company's and the third parties' information and operational technology systems and infrastructure, we do not believe that any such cybersecurity incidents have had a material impact on the Company to date.

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

Changes in consumer sentiment or laws, rules or regulations regarding the use of cookies, and other tracking technologies and other privacy matters could have a material adverse effect on our ability to generate net revenues and could adversely affect our ability to collect proprietary data on consumer behavior.

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

We may be subject to evolving EU and UK privacy national laws, including rules related to cookies and similar technologies. There may be enforcement actions or regulatory scrutiny reflecting evolving guidance and interpretations which could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any limitations on the use or effectiveness of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

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

Under current federal income tax rules, net operating loss carryovers (“NOLs”) generated in tax years beginning after December 31, 2017 generally may be carried forward indefinitely, but the amount that may be utilized in a given year is generally limited to 80% of taxable income. In addition, our ability to utilize NOLs and certain other attributes could be restricted under Sections 382 and 383 of the Internal Revenue Code if we experience an “ownership change.” State law changes may also limit or delay utilization; for example, California has suspended the NOL deduction for taxable years 2024 through 2026 for taxpayers above specified income thresholds (generally $1 million), which could delay our ability to benefit from California NOLs.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

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

Our ability to conduct telehealth and teletherapy services through our network of providers in a particular jurisdiction is directly dependent upon the applicable laws governing remote care, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. With respect to telehealth and teletherapy services, in the past, state licensing boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in the suspension or modification of our telehealth and teletherapy operations in certain states. In addition, the extent to which a jurisdiction considers particular actions or relationships to comply with the applicable standard of care is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, each with broad discretion. Accordingly, we must monitor our compliance with the law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law.

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

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations. We have identified certain areas of government regulation that, if changed, would be costly to us. These include rules governing the practice of medicine by physicians and other licensed professionals; laws relating to licensure requirements for physicians and other licensed health professionals; laws limiting the corporate practice of medicine and professional fee-splitting; laws governing the issuances of prescriptions in an online setting; cybersecurity and privacy laws; and laws and rules relating to the distinction between independent contractors and employees. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

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

Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures and expanding additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our products or services from being offered to members and customers, which could have a material adverse effect on our business, financial condition and results of operations.

Several jurisdictions globally have proposed or enacted laws governing AI development and use, which may increase compliance costs, trigger regulatory actions, or require business practice changes. AI or ML models may contain inaccuracies or biases that could adversely impact individuals' rights or access to services. Restrictions on AI use could impact our service offerings, reduce business efficiency, or place us at a competitive disadvantage.

As with many technological innovations, AI and ML present risks and challenges that could affect its adoption, and therefore our business. AI and ML present emerging ethical issues and if we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation in the space of AI and ML ethics also may increase the burden and cost of research and development in this area, subjecting us to brand or reputational harm, competitive harm or legal liability. Failure to address AI and ML ethics issues by us or others in our industry could undermine public confidence in AI and ML and slow adoption of AI and ML in our products and services.

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

We have various agreements with TPN and other affiliated PC entities. There is a risk that U.S. state authorities in some jurisdictions may find that these contractual relationships with professional entities, physicians and other healthcare providers providing telehealth and teletherapy violate laws prohibiting the corporate practice of medicine (and other professional services) and professional fee splitting. These laws generally prohibit the practice of medicine by lay persons or entities and prohibit us from employing physicians and certain licensed professionals, directing the clinical practice of physicians and certain licensed professionals, holding an ownership interest in an entity that employs physicians and certain licensed professionals or from engaging in certain financial arrangements, such as splitting professional fees with physicians and certain licensed professionals. The laws are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing a healthcare provider’s professional judgment. The extent to which each state considers particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and professional counselors and therapists, and state attorneys general, among others. As such, we must monitor our compliance with applicable laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice of medicine or fee splitting laws will not circumscribe our business operations.

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

State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers and contracting structure. One such agreement is a management services agreement with TPN, pursuant to which TPN reserves exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services and we provide non-clinical management and administrative services in exchange for a management fee. The PC entities, physicians, therapists and other licensed professionals who provide clinical and professional services to our members through contracts with TPN, also retain exclusive control and responsibility for all aspects of medical services provided to our members. Although we seek to substantially comply with applicable state prohibitions on the corporate practice of medicine and fee splitting, state officials who administer these laws or other third parties may successfully challenge our organization and contractual arrangements with our providers once implemented. If such a claim were successful, we could be subject to civil and criminal penalties and could be required to restructure or terminate the applicable contractual arrangements. A determination that these arrangements violate state statutes, or our inability to successfully restructure our relationships with our providers to comply with these statutes, could eliminate customers located in certain states from the market for our services. Furthermore, these arrangements could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, adverse determination or litigation with regard to our arrangements with TPN and the PC entities could have a material adverse effect on our business, financial condition, and results of operations.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments pursuant to the federal budget legislation that began in 2013, and are schedule to remain in effect through 2030, with limited exceptions, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect consumer demand and affordability for our products and services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.

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

Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status and, exclusion from these programs if applicable to government health care services. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend ourselves against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

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

The privacy and security of personal information stored, maintained, received or transmitted electronically is subject to regulatory scrutiny in the United States and internationally. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies and legal standards for privacy, any failure or perceived failure to comply with such requirements may result in proceedings or actions against us by government entities or private parties, or could cause us to lose customers or members, any of which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Any allegations about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

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

In the aggregate, state-based data privacy and security laws and regulations may impact our business. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, could restrict the way services involving data are offered and could subject us to additional liabilities, all of which may adversely affect our results of operations, business, and financial condition.

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

The GDPR also imposes strict rules on the transfer of personal data out of the EEA and the UK, including to the United States. The European Commission has published revised standard contractual clauses for data transfers from the EEA. We continue to monitor updates and we may be required to implement new or revised documentation and processes in relation to our data transfers subject to the UK GDPR, within the relevant time frames. As supervisory authorities issue further guidance on data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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
•
general economic, geopolitical industry and market conditions; and
•
the other factors described in this “Risk Factors” section.

These market and industry factors may materially reduce the market price of our common stock and warrants regardless of our operating performance.

Economic uncertainties or downturns in the general economy or the industries in which our customers operate could disproportionately affect the demand for our solution and negatively impact our results of operations.

General worldwide economic and geopolitical conditions have experienced significant volatility during the last ten years, and market volatility and uncertainty remain widespread, making it potentially very difficult for our customers and us to accurately forecast and plan future business activities. The demand for our service is dependent on the general economy, which is in turn affected by geopolitical conditions and the stability of the global credit markets. The ongoing and potential future impacts of escalating global conflicts, including those between Russia and Ukraine as well as rising tensions between China and Taiwan, has heightened global economic and geopolitical uncertainty. During challenging economic times, our customers may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions may impair the ability of our customers to pay for the software-based products and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

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

We are subject to income and other taxes in the United States and in other jurisdictions, and our tax position depends on the application of complex and evolving laws, regulations, administrative guidance, and treaties. Changes in law, the issuance of new guidance, or changes in enforcement or interpretation could increase our effective tax rate, reduce cash flows, or increase compliance costs and could require us to revise our tax accounting, including deferred tax assets and liabilities. Recent U.S. legislative and administrative developments—including the One Big Beautiful Bill Act enacted July 4, 2025, which modified aspects of the U.S. international tax rules (including changes to Net CFC Tested Income (formerly Global Intangible Low-Taxed Income) and Foreign-Derived Deduction Eligible Income (formerly Foreign-Derived Intangible Income)) effective for taxable years beginning after December 31, 2025—could increase our tax liabilities or limit our ability to utilize credits and deductions.

In addition, the OECD Pillar Two global minimum tax continues to evolve. Although the U.S. executive branch disavowed prior commitments to the Pillar Two framework on January 20, 2025, the OECD released administrative guidance in January 2026 (the “side‑by‑side” package) that may reduce exposure of certain U.S.-parented groups to some foreign “top‑up” taxes, but its effect depends on adoption and implementation by relevant jurisdictions and does not eliminate other Pillar Two-related obligations (including QDMTTs and reporting in many cases).

We also remain subject to provisions of the Inflation Reduction Act, including the 15% Corporate Alternative Minimum Tax and the 1% excise tax on certain stock repurchases. Additional IRS notices and other guidance could change the manner in which these taxes apply to us, including in connection with transactions and reorganizations.

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

There can be no guarantee that our policies and procedures will be effective. Although our risk factors include further detail about the material cybersecurity risks we face and how cybersecurity incidents may affect our business, management has not determined that any cybersecurity incidents the Company has experienced to date have resulted in, or are reasonably likely to result in, a material impact to our financial condition, results of operations, or business strategy. We can provide no assurances that there will not be additional incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors” for further information about these risks.

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

The Company’s information security and cybersecurity program is managed by our Chief Information Security Officer (CISO) and our Chief Technology Officer (CTO). The CISO and the Senior Director Information Security are responsible for our overall security and assessing and managing cybersecurity risks and threats. The CISO has over 21 years of information security, privacy, auditing and compliance experience and holds numerous certifications. The Senior Director of Information Security has over 16 years of experience in information security, and holds numerous certifications. The CTO has over 21 years of experience and leads our Company’s information systems and technological advancements. The SVP of Engineering has over 21 years of experience in IT and has specialized knowledge in systems and network infrastructure. The Director of Site Reliability Engineering and Security has 10 years of experience and has principal responsibility for our network operations and system administration.

These members of management are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above.

Item 2. PROPERTIES

Our headquarters, located in midtown Manhattan, NYC, is available to NYC-area employees who typically work a hybrid schedule. As of December 31, 2025, the majority of our employees are working remotely.

We have limited operations outside the United States. We have one foreign subsidiary located in Israel which leases its operating facilities under a month-to-month operating lease agreement.

We do not view any of our leased facilities as material to our business.

Item 3. LEGAL PROCEEDINGS

We have no material pending legal proceedings as of December 31, 2025, however we may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses.

For additional information, see Note 8, “Commitments and Contingent Liabilities,” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Talkspace, Inc.'s common stock and warrants are listed and traded on Nasdaq under the symbols “TALK” and “TALKW,” respectively.

As of December 31, 2025, there were 166,718,150 shares of common stock issued and outstanding, and 12,757,500 Private Placement Warrants and 20,722,500 Public Warrants to purchase the Company’s common stock at an exercise price of $11.50 per share. As of December 31, 2025, there were 9,090,150 and 5,525,326 shares underlying outstanding stock options and non-vested restricted stock units, respectively.

Holders of Record

As of March 10, 2026, there were 63 holders of record of our common stock and 12 holders of record of our warrants. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders. The number of record holders also does not include stockholders whose shares may be held in trust by other entities.

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

Stock-Based Compensation Plans

The Company maintains a stock-based compensation plan under which the Company may grant cash and equity incentive awards to officers, employees, directors, consultants and service providers and one employee stock purchase plan under which employees of the Company and its participating subsidiaries are provided with the opportunity to purchase Talkspace common stock at a discount through accumulated payroll deductions during successive offering periods. As of December 31, 2025, no shares of common stock have been issued under the employee stock purchase plan. For additional information regarding our stock-based compensation plans see Note 10, “Stock-based Compensation,” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Issuer Repurchases of Equity Securities

The following table provides information with respect to purchases by the Company of shares of its Common Stock during the fourth quarter of 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program or Plan (in Thousands) (1)
Period
October 1, 2025 to October 31, 2025	—	$-	—	—
November 1, 2025 to November 30, 2025	—	—	—	—
December 1, 2025 to December 31, 2025	—	—	—	$11,797
Total	—		—

Share Repurchase Program

On February 22, 2024, the Company announced that its Board of Directors approved a share repurchase program to authorize the repurchase of up to $15.0 million of the currently outstanding shares of the Company’s common stock over a period of twenty-four months beginning on March 1, 2024 (the “Share Repurchase Program”).

On August 1, 2024, the Company’s Board of Directors amended the Share Repurchase Program to authorize the Company to repurchase up to an additional $25.0 million of its common stock for a total of $40.0 million. The Share Repurchase Program will remain in effect until the earliest: 1) the total authorized dollar amount of shares is repurchased, or 2) August 1, 2026. All shares repurchased will be retired.

During the year ended December 31, 2025, the Company repurchased and retired an aggregate of 6,577,115 shares of its common stock for a total consideration of $17.2 million ($2.62 per share). As of December 31, 2025, $11.8 million remained available under the Share Repurchase Program.

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

Recent Sales of Unregistered Securities

In October 2025, as consideration for the acquisition of a business, we issued 551,066 shares of common stock to the seller in connection with the closing in reliance on exemption from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof because the issuance of securities did not involve a public offering.

Stock Performance Graph

The following graph and table illustrate the cumulative total return from June 23, 2021 through December 31, 2025, for (i) our common stock, (ii) the Standard & Poor’s 500 Index, (iii) the Standard & Poor’s 500 Healthcare Index and (iv) the Russell 2000 Composite Index. The graph and the table assume that $100 was invested on June 23, 2021 in each of our common stock, the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Healthcare Index and the Russell 2000 Composite Index, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

180
160
140
120
100
80
60
40
20
0
Jun-21
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
Talkspace
S&P 500
S&P 500 / Healthcare Index
Russell 2000 Composite Index

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

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the years ended December 31, 2025 and 2024. For a discussion of our results of operations, liquidity and capital resources for the year ended December 31, 2023, see “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Overview

Talkspace is a leading virtual behavioral healthcare company offering its members convenient and affordable access to a fully-credentialed network of highly qualified providers across a wide and growing spectrum of care through virtual psychotherapy and psychiatry. All care offered at Talkspace is delivered through an easy-to-use, fully-encrypted web and mobile platform that meets HIPAA, federal, and state regulatory requirements.

Our customers are comprised of the following:

•
Health insurance plans from commercial and government institutions, and employee assistance programs (“Payor”), who offer their members access to our platform at in-network reimbursement rates,
•
Direct-to-Enterprise (“DTE”), comprised of enterprises who offer their enterprise members access to our platform while their enterprise is under an active contract with Talkspace, and
•
Individual subscribers (“Consumer”) who subscribe directly to our platform.

For the year ended December 31, 2025 our revenues were $228.9 million compared to $187.6 million for the year ended December 31, 2024. For the year ended December 31, 2025, our clinicians completed 1,617,000 sessions related to members covered under our Payor customers compared to 1,229,200 completed sessions for the year ended December 31, 2024. As of December 31, 2025, we had approximately 5,000 Consumer active members compared to 7,200 Consumer active members as of December 31, 2024.

Pending Merger with Universal Health Services, Inc.

On March 9, 2026, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Universal Health Services, Inc., a Delaware corporation (“UHS”), and UHS Merger Subsidiary, Inc., a Delaware corporation and an indirect wholly owned subsidiary of UHS (“Merger Subsidiary”), pursuant to which, among other things, Merger Subsidiary will merge with and into us (the “Merger”), with us continuing as the surviving corporation and a wholly-owned subsidiary of UHS.

Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be cancelled and converted into the right to receive $5.25 per share in cash. Following completion of the Merger, we will be delisted from the NASDAQ Global Select Market and deregistered under the Securities Exchange Act of 1934.

We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants regarding the operation of our business prior to the consummation of the Merger.

Consummation of the Merger is subject to customary closing conditions, including termination or expiration of any waiting periods required under the Hart-Scott-Rodino (“HSR”) Act and certain specified state healthcare laws, approval by our stockholders and other customary closing conditions. The transaction is expected to close in the third quarter of 2026.

We have incurred, and expect to continue to incur, significant transaction-related costs, including financial advisory, legal, and accounting fees, which will be recognized as expense in the periods incurred during fiscal year 2026.

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which was filed as Exhibit 2.1 to the Current Report on Form 8-K filed by us on March 9, 2026. For additional information related to the Merger Agreement, please also refer to the other relevant materials in connection with the transaction that we will file with the SEC and that will contain important information about us and the Merger.

Clinical Automation and Artificial Intelligence

Sentia AI, LLC is Talkspace’s wholly-owned subsidiary dedicated to proprietary Artificial Intelligence (“AI”) development. “Sentia” refers to Talkspace’s behavioral-health-focused large language model (“LLM”) that Talkspace intends to utilize in future products, primarily where a member has a conversation with an agent. Sentia currently exists as a beta-tested, user-facing interface product where members engage with our LLM regarding their mental well-being. This model does not replace clinicians but extends their reach, adhering to strict clinical standards while identifying millions of new users who may require human intervention. While we believe this integration will enhance member engagement and reduce clinician burnout, the cost of compute resources associated with LLMs may impact our technology and development expenses. Furthermore, if the AI-generated outputs fail to meet clinical or regulatory standards, it could result in increased liability or decreased user trust, reputational harm, additional regulatory scrutiny, and reduced demand for our services.

Business Acquisition

On October 1, 2025, Talkspace acquired Wisdo Health,a clinically-proven and AI-powered social health and peer support platform. Social health and the presence of supportive human connections are critical components of overall health and the acquisition of Wisdo better positions Talkspace to address loneliness and isolation, conditions that affect nearly half of U.S. adults, drive significant costs, and were declared a public health crisis by the U.S. Surgeon General. Backed by peer-reviewed research, Wisdo has demonstrated significant improvements in health outcomes, including reductions in loneliness and depression. The results of this acquisition is included in the Company’s consolidated financial statements from the date of acquisition. Refer to Note 2, “Summary of Significant Accounting Policies and Estimates” in notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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

Our operations could also be impacted by inflation and higher interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the years ended December 31, 2025 and 2024. However, if our costs were to become subject to significant inflationary pressures (such as Provider cost), we may not be able to fully offset such higher costs through price increases or cost savings. Our inability or failure to do so could harm our business, financial condition or results of operations.

One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Act (“OBBBA”) was enacted, introducing amendments to the U.S. federal income tax code. The OBBBA permanently restores 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025, and allows immediate expensing of domestic research and experimental expenditures for tax years beginning after December 31, 2024. Although we continue to maintain a full valuation allowance against our U.S. deferred tax assets as of December 31, 2025, we expect these provisions to increase available deductions and extend the period during which future taxable income may be sheltered, improving liquidity to the extent we generate taxable income.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Year Ended December 31,
(in thousands, except number of health plan and enterprise customers or otherwise indicated)	2025	2024
Number of completed Payor sessions during the year	1,617.0	1,229.2
Number of health plan customers at year end	35	27
Number of enterprise customers at year end	159	188
Number of Consumer active members at year end	5.0	7.2

	Three Months Ended December 31,
(in thousands)	2025	2024
Unique Payor active members during the period	124.1	95.7

Consumer Active Members: We consider consumer members “active” commencing on the date such member initiates contact with a provider on our platform until the term of their monthly, quarterly or bi-annual subscription plan expires, unless terminated early.

Unique Payor Active Members: Represents unique users who had a session completed during the period.

Components of Results of Operations

Revenue

We generate revenues from services provided to individuals who are qualified to receive access to the Company's services through our arrangements with health insurance plans, employee assistance organizations and enterprises. We also generate revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to the Company's therapy platform as well as supplementary a la carte offerings directly to individual consumers through a subscription plan. Revenue growth is generated from a combination of increasing utilization within our Payor members and expanding enterprise customers. See Note 2, “Summary of Significant Accounting Policies and Estimates” in notes to the consolidated financial statements for further details.

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

Operating Expenses:

Research and Development Expenses

Research and development expenses include personnel and related expenses for software development and engineering, information technology infrastructure, security, privacy compliance and product development (inclusive of stock-based compensation for our research and development employees), third-party services and contractors related to research and development, information technology and software-related costs. Research and development expenses exclude amounts reflected as capitalized internal-use software costs.

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

Depreciation and amortization

Depreciation and amortization expense consist primarily of depreciation expense on computer and equipment, and amortization of capitalized internal use-software costs and intangible assets.

Financial income, net

Financial income, net includes the impact from (i) interest earned in investments in marketable securities and other highly liquid investments, (ii) non-cash changes in the fair value of our warrant liabilities, and (iii) other financial expenses in connection with bank charges.

Income tax expense

Income tax expense consists of U.S. State income taxes related to income generated by our U.S. subsidiaries and foreign income taxes related to income generated by our subsidiary organized under the laws of Israel.

We have a full valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income in the United States.

Results of Operations

The following table presents the results of operations for the years ended December 31, 2025 and 2024 and the dollar and percentage change between the respective years:

	Year Ended December 31,		Variance
	2025	2024	$	%
(in thousands, except percentages)
Revenue:
Payor revenue	$171,518	$124,339	$47,179	37.9
DTE revenue	39,880	$38,466	1,414	3.7
Consumer revenue	17,473	24,788	(7,315)	(29.5)
Total revenue	228,871	187,593	41,278	22.0
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	130,522	101,311	29,211	28.8
Research and development	9,544	10,280	(736)	(7.2)
Clinical operations, net	7,208	6,542	666	10.2
Sales and marketing	53,803	50,525	3,278	6.5
General and administrative	21,767	22,573	(806)	(3.6)
Depreciation and amortization	2,875	859	2,016	234.7
Total costs and operating expenses	225,719	192,090	33,629	17.5
Income (loss) from operations	3,152	(4,497)	7,649	*
Financial income, net	(5,215)	(5,739)	524	(9.1)
Income before income tax	8,367	1,242	7,125	573.7
Income tax expense	574	94	480	510.6
Net income	$7,793	$1,148	$6,645	578.8

Year Ended December 31, 2025 compared to December 31, 2024

Revenue

Overall, the increase in revenue for the year ended December 31, 2025 compared to year ended December 31, 2024 was predominantly volume-driven reflecting a shift in revenue mix towards Payor.

Total revenue increased by $41.3 million, or 22.0%, to $228.9 million for the year ended December 31, 2025 from $187.6 million for the year ended December 31, 2024, primarily due to a 37.9% increase in Payor revenue, which was driven by a 31.5% increase in the number of completed Payor sessions, partially offset by a 29.5% decline in Consumer revenue. The increase in Payor sessions is primarily due to a 29.7% increase in active payor members and a 29.6% increase in the number of health plan customers. Consumer subscription revenue decreased by $7.3 million, or 29.5%, to $17.5 million for the year ended December 31, 2025 from $24.8 million for the year ended December 31, 2024, primarily due to a 30.0% decline in Consumer active members due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting Payor members.

Costs and Operating Expenses

Cost of revenue, excluding depreciation and amortization

Cost of revenues, excluding depreciation and amortization, increased by $29.2 million or 28.8%, to $130.5 million for the year ended December 31, 2025 from $101.3 million for the year ended December 31, 2024, primarily due to a 21.7% increase in hours worked by therapists as a result of increased Payor sessions.

Operating Expenses:

Research and development expenses

Research and development expenses decreased by $0.7 million, or 7.2%, to $9.5 million for the year ended December 31, 2025 from $10.3 million for the year ended December 31, 2024, primarily due to a $0.8 million decrease in employee-related costs, as a result of the exclusion of amounts reflected as capitalized internal-use software development costs.

Clinical operations expenses.

Clinical operations expenses increased by $0.7 million, or 10.2%, to $7.2 million for the year ended December 31, 2025 from $6.5 million for the year ended December 31, 2024, primarily due to a $0.6 million increase in employee-related costs.

Sales and marketing expenses

Sales and marketing expenses increased by $3.3 million, or 6.5%, to $53.8 million for the year ended December 31, 2025 from $50.5 million for the year ended December 31, 2024. The increase in sales and marketing expenses was primarily driven by a $4.6 million increase in direct marketing and promotional costs, partially offset by a $1.0 million decrease in employee-related costs.

General and administrative expenses

General and administrative expenses decreased by $0.8 million, or 3.6%, to $21.8 million for the year ended December 31, 2025 from $22.6 million for the year ended December 31, 2024. The decrease in general and administrative expenses was primarily due to a $1.1 million decrease in employee-related costs, partially offset by a $0.4 million increase in software tools and subscriptions.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $2.0 million to $2.9 million for the year ended December 31, 2025 from $0.9 million for the year ended December 31, 2024. The increase in depreciation and amortization expense was primarily due a $1.8 million increase in amortization expense related to capitalized internal-use software assets.

Financial income, net

Financial income, net decreased by $0.5 million, or 9.1%, to $5.2 million for the year ended December 31, 2025 from $5.7 million for the year ended December 31, 2024. The decrease in financial income, net was primarily due to a $1.6 million decrease in interest income earned on marketable securities and other highly liquid investments due to a reduction in interest rates, partially offset by a $1.3 million unrealized gain on the remeasurement of warrant liabilities.

Income tax expense

Income tax expense increased by $0.5 million, or 510.6%, to $0.6 million for the year ended December 31, 2025 from $0.1 million for the year ended December 31, 2024, mainly due to U.S. State income taxes.

Year Ended December 31, 2024 compared to December 31, 2023

For a detailed discussion of the results for the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to the “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on March 12, 2025.

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

Some of the limitations of adjusted EBITDA include (i) adjusted EBITDA does not necessarily reflect capital commitments to be paid in the future and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these requirements. In evaluating adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments described herein. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. Adjusted EBITDA should not be considered as an alternative to income (loss) before income taxes, net income (loss), income (loss) per share, or any other performance measures derived in accordance with U.S. GAAP. When evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net income and other GAAP results.

A reconciliation is provided below for adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review our financial statements prepared in accordance with GAAP and the reconciliation of our non-GAAP financial measure to its most directly comparable GAAP financial measure, and not to rely on any single financial measure to evaluate our business. We do not provide a forward-looking reconciliation of adjusted EBITDA guidance as the amount and significance of the reconciling items required to develop meaningful comparable GAAP financial measures cannot be estimated at this time without unreasonable efforts. These reconciling items could be meaningful.

We calculate adjusted EBITDA as net income adjusted to exclude (i) depreciation and amortization, (ii) stock-based compensation expense, (iii) financial income, net, (iv) income tax expense, and (v) certain non-recurring expenses, where applicable.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net income for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Net income	$7,793	$1,148
Add:
Depreciation and amortization	2,875	859
Stock-based compensation	8,445	9,173
Financial income, net	(5,215)	(5,739)
Income tax expense	574	94
Non-recurring expenses (1)	1,300	1,427
Adjusted EBITDA	$15,772	$6,962

(1)
For the year-ended December 31, 2025, non-recurring expenses primarily consisted of acquisition related expenses and severance costs related to the departure of a key executive of the Company. For the year-ended December 31, 2024, non-recurring expenses primarily consisted of severance costs related to the departure of key executives of the Company and other related costs.

Liquidity and Capital Resources

As of December 31, 2025, we maintained a strong capital position with $92.6 million in cash, cash equivalents, and short-term marketable securities ($117.8 million as of December 31, 2024), which we use to finance our operations and support a variety of growth initiatives and investments. We have no debt as of December 31, 2025 and December 31, 2024.

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

Share Repurchase Program

On February 22, 2024, the Company announced that its Board of Directors approved a share repurchase program to authorize the repurchase of up to $15.0 million of the currently outstanding shares of the Company’s common stock over a period of 24 months beginning on March 1, 2024 (the “Share Repurchase Program”). On August 1, 2024, the Company’s Board of Directors amended the Share Repurchase Program to authorize the Company to repurchase up to an additional $25.0 million of its common stock for a total of $40.0 million. The Share Repurchase Program will remain in effect until the earliest: 1) the total authorized dollar amount of shares is repurchased or 2) August 1, 2026. All shares repurchased will be retired. Refer to Note 9, “Capital Stock” in notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary consolidated cash flow information for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
(in thousands)
Net cash provided by operating activities	$8,534	$11,704
Net cash used in investing activities	(28,877)	(46,732)
Net cash used in financing activities	(18,997)	(12,188)
Net decrease in cash and cash equivalents	$(39,340)	$(47,216)

Operating Activities

Net cash provided by operating activities was $8.5 million for the year ended December 31, 2025 compared to $11.7 million for the year ended December 31, 2024. The decline in net cash provided by operating activities was primarily due to timing of customer payments which increased accounts receivable, partially offset by higher net income during the year ended December 31, 2025 compared to December 31, 2024.

Investing Activities

Net cash used in investing activities was $28.9 million for the year ended December 31, 2025 compared to $46.7 million for the year ended December 31, 2024. The decrease in net cash used in investing activities was driven primarily by higher proceeds from maturities of marketable securities, partially offset by purchases of marketable securities, capitalized internal-use software development costs and the acquisition of Wisdo Health.

Financing Activities

Net cash used in financing activities was $19.0 million for the year ended December 31, 2025 compared to $12.2 million for the year ended December 31, 2024. The increase in net cash used in financing activities was driven primarily by an increase in repurchases of common stock for retirement, partially offset by a decrease in proceeds from the exercise of stock options.

Contractual Obligations, Commitments and Contingencies

As of December 31, 2025, we did not have any short-term or long-term debt, or any significant long-term liabilities. As of December 31, 2025, we have a non-material long-term operating lease for our office space in New York, NY.

As of December 31, 2025 there were no material legal proceedings, claims or litigation. We may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. Should any of our estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.

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

Critical Accounting Policies and Estimates

Our accounting policies are essential to understanding and interpreting the financial results reported on the consolidated financial statements. The significant accounting policies used in the preparation of our consolidated financial statements are summarized in Note 2, “Summary of Significant Accounting Policies and Estimates” in the notes to the consolidated financial statements. Certain of those policies are considered to be particularly important to the presentation of our financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain. The following is a discussion of these estimates:

Revenue Recognition

We recognize revenues in accordance with ASC 606, “Revenue from Contracts with Customers”. Revenues are recognized when we satisfy our performance obligation to perform our defined contractual obligations to provide virtual behavioral healthcare services. The transaction price is determined based on the consideration to which we will be entitled in exchange for the service rendered. To the extent the transaction price includes variable consideration, we estimate the amount of variable consideration that is included in the transaction price at contract inception and reassesses this estimate at each reporting date. Variable consideration is included in the transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration estimate is primarily based on actual historical collection experience.

Internal-use Software Costs

We capitalize certain costs related to the development of our proprietary virtual behavioral health platform and clinical automation tools, including those incorporating generative AI. In accordance with ASC 350-40, Internal Use Software, software development activities generally consist of three stages (i) the preliminary project stage, (ii) the application development stage, and (iii) the post-implementation operational stage. Costs incurred during the preliminary project stage and during the post-implementation operational stage are expensed as incurred. Eligible costs incurred during the application development stage of the project are capitalized and are amortized on a straight-line basis over the software’s estimated useful life, generally 3 years. Maintenance costs are expensed as incurred.

Stock-based Compensation

We account for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”. Compensation costs for share-based awards are measured at the fair value on the grant date and recognized as expense using the straight-line method for service-based awards over the requisite service period. The fair value of stock options is determined using the Black-Scholes-Merton option pricing model. The option-pricing model requires a number of assumptions, of which the most significant is the expected stock price volatility and the expected option term. Expected volatility is calculated based upon our historical share price movements as well as similar traded companies’ historical share price movements as adequate historical experience is not available to provide a reasonable estimate based only on our share price. Expected term is calculated based on the simplified method as adequate historical experience is not yet available to provide a reasonable estimate. The simplified method will continue to apply until enough historical experience is available to provide a reasonable estimate of the expected term.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies and Estimates” in notes to the consolidated financial statements for information regarding recent accounting developments and their impact on our results.

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

The forward-looking statements in this Annual Report on Form 10-K and other such statements we publicly make from time to-time are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2025, we had cash and cash equivalents totaling $37.4 million and $55.2 million in marketable securities, which are held for a variety of growth initiatives and investments as well as working capital purposes. We do not have any indebtedness for borrowed money outstanding.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Talkspace, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Talkspace, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated income statements, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2026 expressed an unqualified opinion thereon.

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

As discussed in Note 2 of the consolidated financial statements, the Company recognizes revenues from contracted insurance payors and employee assistance organizations at a point in time based on contracted rates, net of implicit price concessions, as virtual therapy or psychiatry session is rendered ("payor revenues"). The Company estimates the amount of variable consideration that is included in the transaction price mainly by estimating claims denials by insurance payor, primarily based on actual historical collection experience by insurance payor. For the year ended December 31, 2025, payor revenues were $171.5 million.

Auditing management's determination of the transaction price, including variable consideration, was complex and judgmental due to significant data inputs and subjective assumptions used in the process. In determining the transaction price, management develops estimates based on actual historical collection experience by insurance payor.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for estimating the amount of variable consideration included in the transaction price, including management’s review of the assumptions used, results of calculations, and assessment of the underlying data.

To test the estimate of variable consideration, our audit procedures also included, assessing the methodology and testing the underlying data used by the Company in its analysis. We compared the collection rates used by management to historical collection trends and evaluated whether changes in the Company’s business model, payor mix, and other factors would affect the estimate of variable consideration. We also assessed the historical accuracy of management’s estimates and performed a sensitivity analysis to evaluate changes in variable consideration resulting from changes in the expected collection rates used and the corresponding effect on revenues.

/s/ Kost Forer Gabbay & Kasierer

A Member of EY Global

We have served as the Company’s auditor since 2014.

Tel-Aviv, Israel

March 13, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Talkspace, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Talkspace, Inc.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Talkspace, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated income statements, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 13, 2026 expressed an unqualified opinion thereon.

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

/s/ Kost Forer Gabbay & Kasierer

A Member of EY Global

Tel-Aviv, Israel

March 13, 2026

TALKSPACE, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (1)	$37,352	$76,692
Marketable securities	55,234	41,118
Accounts receivable, net (1)	16,061	9,643
Other current assets	2,415	2,729
Total current assets	111,062	130,182
Fixed assets, net	15,794	6,259
Goodwill	3,318	—
Other long-term assets	4,689	2,236
Total assets	$134,863	$138,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,501	$7,710
Accrued expenses and other current liabilities (1)	6,672	8,031
Deferred revenues	2,223	3,282
Total current liabilities	17,396	19,023
Other long-term liabilities	452	2,259
Total liabilities	17,848	21,282
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value — Authorized: 1,000,000,000 shares at December 31, 2025 and 2024; Issued and outstanding: 166,718,150 and 168,849,591 shares at December 31, 2025 and 2024, respectively	17	17
Additional paid-in capital	378,384	386,612
Accumulated deficit	(261,443)	(269,236)
Accumulated other comprehensive income	57	2
Total stockholders’ equity	117,015	117,395
Total liabilities and stockholders’ equity	$134,863	$138,677

(1)
Talkspace, Inc's consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors do not have recourse to Talkspace, Inc. or its affiliates. At December 31, 2025 and December 31, 2024, assets of these consolidated VIEs totaled $13,562 and $6,875, respectively. At December 31, 2025 and December 31, 2024, liabilities of these consolidated VIEs totaled $3,755 and $2,528, respectively. See Note 13, “Variable Interest Entities,” in the notes to the consolidated financial statements for further details.

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED INCOME STATEMENTS

U.S. dollars in thousands (except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$228,871	$187,593	$150,045
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	130,522	101,311	75,219
Research and development	9,544	10,280	17,066
Clinical operations	7,208	6,542	6,159
Sales and marketing	53,803	50,525	52,224
General and administrative	21,767	22,573	21,301
Depreciation and amortization	2,875	859	1,285
Total costs and operating expenses	225,719	192,090	173,254
Income (loss) from operations	3,152	(4,497)	(23,209)
Financial income, net	(5,215)	(5,739)	(4,245)
Income (loss) before income tax	8,367	1,242	(18,964)
Income tax expense	574	94	218
Net income (loss)	$7,793	$1,148	$(19,182)
Net income (loss) per share:
Basic	$0.05	$0.01	$(0.12)
Diluted	$0.04	$0.01	$(0.12)
Weighted average number of common shares used in computing basic and diluted net income (loss) per share
Basic	167,089,060	168,906,900	165,039,920
Diluted	173,648,431	176,495,872	165,039,920

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$7,793	$1,148	$(19,182)
Other comprehensive income:
Change in unrealized gains on marketable debt securities	55	2	—
Total other comprehensive income	55	2	—
Total comprehensive income (loss)	$7,848	$1,150	$(19,182)

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except share and per share data)

	Common Stock
	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity
Balance as of January 1, 2023	161,155,030	$16	$378,722	$—	$(251,202)	$127,536
Exercise of stock options	4,592,195	*	2,707	—	—	2,707
Restricted stock units vested, net of tax	2,681,631	*	(810)	—	—	(810)
Stock-based compensation	—	—	8,395	—	—	8,395
Net loss	—	—	—	—	(19,182)	(19,182)
Balance as of December 31, 2023	168,428,856	16	389,014	—	(270,384)	118,646
Exercise of stock options	1,710,285	*	2,010	—	—	2,010
Restricted stock units vested, net of tax	2,621,709	1	(3,196)	—	—	(3,195)
Repurchase of common stock for retirement	(3,911,259)	*	(11,003)	—	—	(11,003)
Stock-based compensation	—	—	9,787	—	—	9,787
Other comprehensive income	—	—	—	2	—	2
Net income	—	—	—	—	1,148	1,148
Balance as of December 31, 2024	168,849,591	17	386,612	2	(269,236)	117,395
Exercise of stock options	1,167,495	*	913	—	—	913
Restricted stock units vested, net of tax	2,727,113	*	(2,707)	—	—	(2,707)
Repurchase of common stock for retirement	(6,577,115)	*	(17,289)	—	—	(17,289)
Issuance of common stock as consideration for acquisition	551,066	*	1,488	—	—	1,488
Stock-based compensation	—	—	9,367	—	—	9,367
Other comprehensive income	—	—	—	55	—	55
Net income	—	—	—	—	7,793	7,793
Balance as of December 31, 2025	166,718,150	$17	$378,384	$57	$(261,443)	$117,015

* Represents an amount lower than $1

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$7,793	$1,148	$(19,182)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,875	859	1,196
Accretion of discount on marketable securities, net	(856)	(417)	—
Stock-based compensation	8,445	9,173	8,395
Remeasurement of warrant liabilities	(1,491)	(152)	903
(Increase) decrease in accounts receivable	(6,418)	531	(534)
Decrease (increase) in other current assets	405	2,989	(1,346)
Increase (decrease) in accounts payable	791	1,599	(350)
(Decrease) increase in deferred revenues	(1,182)	213	(1,286)
Decrease in accrued expenses and other current liabilities	(1,644)	(4,437)	(4,034)
Other	(184)	(219)	(155)
Net cash provided by (used in) operating activities	8,534	11,287	(16,393)
Cash flows from investing activities:
Purchases of marketable securities	(49,344)	(40,701)	—
Proceeds from maturities of marketable securities	36,084	—	—
Capitalized internal-use software costs	(10,641)	(5,443)	—
Acquisition of business, net of cash acquired	(4,904)	—	—
Other	(72)	(171)	(141)
Net cash used in investing activities	(28,877)	(46,315)	(141)
Cash flows from financing activities:
Proceeds from exercise of stock options	913	2,010	2,707
Payments for employee taxes withheld related to vested stock-based awards	(2,707)	(3,195)	(810)
Repurchase of common stock for retirement	(17,203)	(11,003)	—
Net cash (used in) provided by financing activities	(18,997)	(12,188)	1,897

Net decrease in cash and cash equivalents	(39,340)	(47,216)	(14,637)
Cash and cash equivalents at the beginning of the year	76,692	123,908	138,545
Cash and cash equivalents at the end of the year	$37,352	$76,692	$123,908

Supplemental cash flow data:
Cash paid during the year for income taxes, net	$417	$96	$219
Non-cash investing activity:
Stock-based compensation capitalized as part of capitalization of internal-use software costs	$922	$614	$—
Lease liabilities arising from obtaining right-of-use assets	$—	$595	$—
Non-cash financing activities:
Issuance of common stock as consideration for acquisition	$1,488	$—	$—
Excise tax liability incurred for repurchase of common stock	$86	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

TALKSPACE, INC.

Notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Talkspace, Inc. (together with its consolidated subsidiaries, the “Company” or “Talkspace”) is a leading behavioral healthcare company enabled by a purpose-built technology platform. Talkspace provides individuals and licensed therapists, psychologists and psychiatrists with an online platform for one-on-one therapy delivered via messaging, audio and video. Since its founding in 2012, the Company has connected millions of patients with licensed mental health providers across a wide and growing spectrum of care through virtual counseling, psychotherapy and psychiatry.

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

Operating Segments

Talkspace provides virtual behavioral healthcare services through its online platform for one-on-one therapy delivered via messaging, audio and video. The Company's chief operating decision maker ("CODM") is the Chief Executive Officer, who manages the Company by reviewing consolidated results. Accordingly, the Company operates as one operating and reportable segment. The CODM uses the Company’s consolidated net income to assess the financial performance of the Company and allocate resources. Since the Company operates in one operating segment, financial information, including consolidated net income information evaluated by the CODM, can be found in the consolidated income statements.

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

For the years ended December 31, 2025, 2024 and 2023, all of the Company’s revenue was generated from customers located in the United States. For the types of services from which the reportable segment derives its revenue refer to Note 3, “Revenue Recognition.”

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

Accordingly, non-dollar denominated transactions and balances have been re-measured into the functional currency in accordance with ASC 830, “Foreign Currency Matters”. These transactions were not material for the years ended December 31, 2025, 2024 and 2023.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to cash, with original maturities of three months or less at the date acquired. The Company’s cash and cash equivalents generally consist of bank deposits and investments in money market funds, U.S. treasury securities and commercial paper.

The Company’s cash and cash equivalents are invested in major banks in the United States. Generally, these cash and cash equivalents and deposits may be redeemed upon demand. The Company deposits may exceed federally insured limits; however management believes that the financial institutions that hold the Company’s and its subsidiaries’ cash and cash equivalents are institutions with high credit standing, and accordingly, minimal credit risk exists with respect to these assets.

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

The Company carries these at fair value and determines any realized gains or losses on the sale of these investments on a specific identification method, and includes such gains or losses in financial income, net, in the consolidated income statements. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss).

In each reporting period, the Company evaluates whether declines in fair value below carrying value are due to expected credit losses, as well as the ability and intent to hold the investment until a forecasted recovery occurs, in accordance with ASC 326. Allowance for credit losses on available for sale debt securities are recognized as a charge in financial income, net, in the consolidated income statements. See Note 5, “Fair Value Measurements,” for further details.

Fixed Assets, net

The following table presents the average useful life used for the Company's fixed assets:

Average Useful Life (years)
Computers and software	3
Furniture and equipment	5

Fixed assets are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the average useful lives of the assets. See Note 6, “Fixed Assets, net,” for further details.

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

The Company has elected not to record operating lease ROU assets and lease liabilities for leases with an initial term of 12 months or less. The Company also elected the practical expedient to not separate lease and non-lease components for its leases. The Company's lease assets and liabilities were immaterial as of December 31, 2025 and 2024. The Company's ROU lease asset is included within other long-term assets on the consolidated balance sheet. The short-term portion of the lease liability is included within accrued expenses and other current liabilities and the long-term portion of the lease liability is included within other long-term liabilities on the consolidated balance sheets.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting under ASC 805. Under this method, the purchase price (consideration transferred) is allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the total consideration over the net fair value of identifiable assets acquired is recognized as Goodwill. All acquisition-related costs (e.g., legal fees, due diligence, advisory fees) are expensed as incurred and are not included in the purchase price. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions, and competition. In connection with determination of fair values, the Company may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain obligations assumed.

On October 1, 2025 (the “Acquisition Date”), Talkspace acquired Wisdo Health, a digital social health and peer support platform, for a total consideration of $4.9 million in cash and $1.5 million in common stock. The Company recognized $3.3 million of goodwill as a result of this acquisition. All acquisition-related costs were expensed as incurred and were not included in the total consideration. The results of this acquisition are included in the Company’s consolidated financial statements from the date of acquisition. Pro forma results of operations related to this acquisition have not been presented because they are not material to the Company’s consolidated income statements and consolidated statements of comprehensive income (loss).

The following table presents the fair value of the intangible assets and their estimated amortization period, and goodwill recognized as a result of this acquisition:

(in thousands)	Fair Value	Amortization period (years)
Intangible assets:
Technology	$981	5.25
Customer relationship	$2,124	6.25
Goodwill	$3,318	infinite

Goodwill

Goodwill reflects the excess of the consideration transferred, including the fair value of any contingent consideration and any non-controlling interest in the acquiree, over the assigned fair values of the identifiable net assets acquired. Goodwill is not amortized, instead, it is tested for impairment at least annually on October 1 (or more frequently if a "triggering event" occurs) at the reporting unit level. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in the Company's market capitalization, as indicated by its publicly quoted share price.

When testing goodwill for impairment, the Company has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If the Company elects to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, the Company performs a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if the Company’s reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference.

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

Impairment of Long-Lived Assets and Intangible Assets subject to Amortization, including ROU Lease Asset

Fixed assets, internal-use software, intangible assets and ROU lease assets are reviewed for impairment in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If indicators are present, management performs a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset to its carrying amount. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of the asset, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There are no impairment charges for the years ended December 31, 2025, 2024 and 2023.

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

The Company's customers are comprised of the following:

•
Health insurance plans from commercial and government institutions, and employee assistance programs (“Payor”), who offer their insured members access to our platform at in-network reimbursement rates,
•
Direct-to-Enterprise (“DTE”) comprised of enterprises who offer their enterprise members access to our platform while their enterprise is under an active contract with Talkspace, and
•
Individual subscribers (“Consumer”) who subscribe directly to our platform.

Payor

The Company contracts with health insurance plans and employee assistance programs to provide therapy and psychiatry services to their eligible members. Revenue is recognized at a point in time, as virtual therapy or psychiatry sessions are rendered. The transaction price is determined based on contracted rates and includes variable consideration in the form of implicit price concessions. The Company determines the total transaction price, including an estimate of variable consideration, at contract inception and reassesses this estimate at each reporting date. The Company estimates the amount of variable consideration that is included in the transaction price primarily based on actual historical collection experience for each Payor. Revenue is presented net of implicit price concessions. Contracts include annual evergreen clauses and generally may be terminated by either party upon advance notice per the terms of the contract.

DTE

The Company contracts with enterprises to provide access to the Company's therapist platform for their enterprise members, primarily based on a per-member-per-month (“PMPM”) or paid-per-use (“PPU”) basis or as a fixed monthly fee. Revenues from access fees is recognized ratably over the contract term, as the customer simultaneously receives and consumes the benefits provided by our performance as we provide access to our platform. To the extent the transaction price includes variable consideration, revenue is recognized using the variable consideration allocation exception, or, if the allocation exception is not met, the Company recognizes revenue ratably over the contract term based on estimates of the variable consideration to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequent resolved. The majority of the contracts typically range in length from one to three years and are generally non-cancelable during the initial contractual term.

Consumer

The Company also generates revenues from the sale of monthly, quarterly, bi-annual and annual membership subscriptions to the Company's therapy platform as well as supplementary a la carte offerings directly to individual consumers through a subscription plan. The Company recognizes consumer revenues ratably over the subscription period (beginning when therapy services commence), as the customer simultaneously receives and consumes the benefits provided by our performance as we provide access to our platform. The Company recognizes revenues from supplementary a la carte offerings at a point in time, as virtual therapy sessions are rendered. Members may cancel their subscription at any time and will receive a pro-rata refund for the subscription price. The transaction price includes variable consideration in the form of refunds. The Company estimates the refund liability for the variable consideration portion of the transaction price primarily based on historical experience. The refund liability is recorded within the “Accrued expenses and other current liabilities” line item in the consolidated balance sheets. The refund liability was immaterial as of December 31, 2025 and 2024. Revenue from Consumer members is presented net of refunds.

See Note 3, “Revenue Recognition,” for further details.

Accounts Receivable, net

Accounts receivable is stated net of credit losses allowance. The Company’s methodology for estimating expected credit losses is generally based on historical collection experience, customer creditworthiness, and an assessment of current and future economic and market conditions. Additionally, specific allowance amounts are established to for customers with a higher probability of default. Accounts receivable are written off after all reasonable means of collection have been exhausted. See Note 3, “Revenue Recognition,” for further details.

Deferred Revenue

The Company records deferred revenues when cash payments from customers are received in advance of the Company's performance obligations to provide services. As of December 31, 2025 and 2024, deferred revenue related mainly to Consumer subscriptions. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less. See Note 3, “Revenue Recognition,” for further details.

Contract Costs

The Company capitalizes incremental costs of obtaining a contract if these costs are determined to be recoverable. Capitalized contract costs are expensed over the life the contract. As of December 31, 2025 and 2024, capitalized contract costs were immaterial.

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

Advertising Costs

Advertising costs are expensed as incurred and are included within sales and marketing expenses. Advertising costs were $30.5 million, $26.1 million and $25.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Research and Development Costs

Research and development costs are expensed as incurred and include personnel and related expenses for software development and engineering, information technology infrastructure, security, privacy compliance and product development (inclusive of stock-based compensation for our research and development employees), third-party services and contractors related to research and development, information technology and software-related costs. Research and development expenses exclude amounts reflected as capitalized internal-use software costs.

Employee Benefit Plan

The Company has established a 401(k) plan that qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code. All U.S. employees over the age of 21 are eligible to participate in the plan. The Company contributes 100% of eligible employees’ elective deferral up to 4% of eligible earnings. The Company's matching contributions to participants’ accounts were immaterial for the years ended December 31, 2025, 2024 and 2023.

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

The Company's marketable securities are recorded at fair value and are generally classified within Level 1 or Level 2 of the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Marketable securities classified within Level 1 are valued based on quoted market prices in active markets and consist of commercial paper. Level 2 marketable securities primarily consist of investment grade and high-yield corporate debt, U.S. Treasury securities, U.S. Government securities, certificates of deposit and commercial paper. Financial instruments classified as Level 2 are valued based on quoted market prices for similar assets of liabilities or quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

In June 2021, the Company assumed Public Warrants, issued equity warrants to certain consultants and issued Private Placement Warrants as a result of a business combination. Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within other current liabilities in the accompanying consolidated balance sheets. The warrants were measured at fair value at inception and thereafter on a recurring, quarterly basis, with changes in fair value presented within financial income, net, in the consolidated income statements. Private Placement Warrants are classified within Level 3 in the fair value hierarchy. These warrants were valued using the Black-Scholes-Merton Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the implied volatility from trading prices of the Company's Public Warrants. Significant increases (decreases) in this input in isolation would have resulted in a significantly higher (lower) fair value measurement. See Note 5, “Fair Value Measurements,” for further details.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and liabilities (“DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, DTAs and DTLs are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company records a valuation allowance to reduce its DTAs to the amount that is more-likely-than-not to be realized. In making this determination, management evaluates all available evidence, both positive and negative, including projected future taxable income, tax planning strategies, and history of cumulative losses. If the Company determines it is more-likely-than-not that it will not be able to realize all or part of its DTAs in the future, an adjustment is made to the valuation allowance, with a corresponding charge to income tax expense in the period such determination is made.

The Company follows the provisions in ASC 740 and the guidance related to accounting for uncertainty in income taxes, which prescribe a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination by the taxing authorities, based solely on the technical merits of the position. The second step is to recognize the tax benefit as the largest amount that is greater than 50% likely to be realized upon ultimate settlement for positions meeting the recognition threshold. As of December 31, 2025 and 2024 the Company did not record any provision for uncertain tax positions.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as a component of income tax expense. This classification is applied consistently across all periods presented. No interest or penalties were accrued as of December 31, 2025 and 2024.

The Company does not provide deferred tax liabilities when it intends to reinvest earnings of a foreign subsidiary indefinitely or if distributed, no tax liability will be imposed. Undistributed earnings of a foreign subsidiary and unrecognized deferred tax liability related to such earnings are immaterial as of December 31, 2025 and 2024.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) contains provisions that subject a U.S. parent of a foreign subsidiary to current U.S. tax on its global intangible low-taxed income (“GILTI”). The Company has elected an accounting policy to report the tax impact of GILTI as a period cost in the year incurred. Accordingly, the Company does not provide deferred taxes for temporary basis differences expected to reverse as GILTI in future years. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. While the Company’s 2025 GILTI calculation continues to reflect the provisions of the Tax Act, the OBBBA introduces significant modifications effective for tax years beginning after December 31, 2025. These include the rebranding of GILTI as Net CFC Tested Income (“NCTI”), an increase in the effective rate through a reduction of the Section 250 deduction to 40%, and the elimination of the QBAI exclusion. The Company has evaluated the impact of this enacted legislation and has determined the impact is not material.

See Note 12, “Income Taxes,” for further details.

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

Recently Issued and Recently Adopted Accounting Pronouncements

The following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) have been adopted by the Company:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amended existing income tax disclosure guidance, primarily requiring more detailed disclosures on the effective tax rate reconciliation and income taxes paid. This guidance became effective for the annual reporting periods beginning the year ended December 31, 2025. The Company adopted this ASU prospectively during the year ended December 31, 2025 and provided required disclosures in Note 12, “Income Taxes”.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that in developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. This guidance will be effective for annual reporting periods beginning the year ended December 31, 2026, and for interim reporting periods within those annual reporting periods, with early adoption permitted and should be applied prospectively. The Company early adopted this ASU prospectively during the year ended December 31, 2025. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements Not yet Adopted

The following ASUs issued by the FASB have not yet been adopted by the Company:

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures, which requires additional disclosures of specified information about certain costs and expenses. This guidance will be effective for annual reporting periods beginning the year ended December 31, 2027, and interim periods beginning January 1, 2028, with early adoption permitted and can be applied either on either a prospective or retroactive basis. The Company is currently evaluating the impact of adopting this ASU.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software, which provides updates on the criteria for capitalizing internal-use software costs and related disclosure requirements. This guidance will be effective for annual reporting periods beginning the year ended December 31, 2028, and for interim reporting periods within those annual reporting periods, with early adoption permitted and can be applied using either a prospective transition approach, a modified transition approach or a retrospective transition approach. The Company is currently evaluating the impact of adopting this ASU.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. This guidance will be effective for annual reporting periods beginning the year ended December 31, 2028, and for interim reporting periods within those annual reporting periods, with early adoption permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU.

NOTE 3. REVENUE RECOGNITION

The following table presents the Company’s consolidated revenues from sales to unaffiliated customers disaggregated by revenue source:

	Year Ended December 31,
	2025	2024	2023
(in thousands)
Payor	$171,518	$124,339	$80,823
DTE	39,880	38,466	33,614
Consumer	17,473	24,788	35,608
Total revenue	$228,871	$187,593	$150,045

For the year ended December 31, 2025, four customers represented 10% or more of the Company's consolidated revenues and these amounts were approximately $32.1 million, $27.4 million, $24.8 million and $24.0 million. For the year ended December 31, 2024, three customers represented 10% or more of total revenue. For the year ended December 31, 2023, two customers represented 10% or more of total revenue.

Accounts Receivable, net

The Company had accounts receivable, net, related to revenue from DTE customers of $8.8 million and $6.0 million at December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and 2024, the balance of accounts receivable, net, related to revenue from Payor customers was $7.3 million and $3.6 million, respectively. Credit losses related to these receivables were immaterial for the years ended December 31, 2025, 2024 and 2023.

Deferred Revenues

For the year ended December 31, 2025 and 2024, the Company recognized revenues of $2.4 million and $2.0 million, respectively, that were included in deferred revenues at the beginning of the year. As of December 31, 2025, deferred revenue mainly related to the Company’s Consumer subscription business.

NOTE 4. INTANGIBLE ASSETS, NET

Intangible assets are comprised of the following:

	As of December 31,
(in thousands)	2025	2024
Intangible asset with finite lives:
Acquired technology	$4,182	$3,201
Customer relationship	2,124	—
Less: accumulated amortization	(2,440)	(1,862)
Intangible assets, net	$3,866	$1,339

Amortization expense was $0.6 million for the year ended December 31, 2025 ($0.4 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively).

Future amortization that will be charged to expense over the remaining life of the intangible asset as of December 31, 2025 is as follows:

December 31,	In thousands
2026	973
2027	973
2028	527
2029	527
2030	527
2031 and thereafter	339
$3,866

NOTE 5. FAIR VALUE MEASUREMENTS

The carrying value of the Company’s cash, cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value because of the relatively short-term nature of the underlying assets or liabilities.

Cash, Cash Equivalents and Marketable Securities

The following tables show the Company’s cash, cash equivalents and marketable securities by significant investment category as of December 31, 2025 and 2024:

	Fair Value Measurements as of December 31, 2025
(in thousands)	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$1,059	$—	$—	$1,059	$1,059	$—
Level 1:
Money market funds	36,293	—	—	36,293	36,293	—
Commercial paper	986	—	—	986	—	986
Total level 1	37,279	—	—	37,279	36,293	986
Level 2:
U.S. Treasury securities	3,783	2	—	3,785	—	3,785
U.S. Government securities	14,988	28	—	15,016	—	15,016
Certificates of deposit	1,201	1	—	1,202	—	1,202
Corporate debt securities	34,219	28	(2)	34,245	—	34,245
Total level 2	54,191	59	(2)	54,248	—	54,248
	$92,529	$59	$(2)	$92,586	$37,352	$55,234

	Fair Value Measurements as of December 31, 2024
(in thousands)	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$911	$—	$—	$911	$911	$—
Level 1:
Money market funds	68,639	—	—	68,639	68,639	—
Commercial paper	6,876	3	—	6,879	648	6,231
Total level 1	75,515	3	-	75,518	69,287	6,231
Level 2:
U.S. Treasury securities	7,232	2	—	7,234	6,494	740
U.S. Government securities	1,439	2	—	1,441	—	1,441
Certificates of deposit	2,920	1	—	2,921	—	2,921
Corporate debt securities	29,791	7	(13)	29,785	—	29,785
Total level 2	41,382	12	(13)	41,381	6,494	34,887
	$117,808	$15	$(13)	$117,810	$76,692	$41,118

Contractual Maturities

The following table summarizes the remaining contractual maturities of our marketable securities as of December 31, 2025:

As of December 31, 2025
(in thousands)	Fair Value
Due within one year	$47,396
Due after one year through two years	7,838
Total	$55,234

Level 3

The following table presents changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024:

	Level 3 Liabilities
	Year Ended December 31, 2025
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,690	$(1,491)	$199

	Level 3 Liabilities
	Year Ended December 31, 2024
(in thousands)	Beginning Balance	Change in fair Value	Ending Balance
Private Placement Warrants	$1,842	$(152)	$1,690

The following were the inputs utilized in determining the fair value of the Private Placement Warrants as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Dividend yield (1)	0%	0%
Expected volatility (2)	75.20%	68.80%
Risk-free interest rate (3)	3.60%	4.20%
Time to maturity (years)	0.47	1.47

(1) No dividends were paid for the years ending December 31, 2025 and 2024.

(2) The expected volatility is based on the volatility implied by backsolving to the Public Warrants' price as of the valuation date.

(3) The risk -free interest rate is based on the yield from U.S. Treasury bonds with an equivalent term to the time to maturity of the warrants.

NOTE 6. FIXED ASSETS, NET

Fixed assets, net as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
(in thousands)
Capitalized internal-use software costs	$17,945	$6,488
Computers and equipment	802	755
Other	144	139
Total cost	18,891	7,382
Less: accumulated depreciation	(3,097)	(1,123)
Fixed assets, net	$15,794	$6,259

During the year ended December 31, 2025, the Company capitalized $11.5 million of qualifying internal-use software development costs ($6.3 million for the year ended December 31, 2024). Depreciation and amortization expense related to the Company's fixed assets was $2.0 million for the year ended December 31, 2025 ($0.3 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively).

NOTE 7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities are comprised of the following:

	As of December 31,
(in thousands)	2025	2024
Employee compensation	$4,655	$5,144
Professional fees	417	912
Other	1,600	1,975
Accrued expenses and other current liabilities	$6,672	$8,031

NOTE 8. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

The Company may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. The Company accrues for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and the Company can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. As of December 31, 2025, there were no material pending legal proceedings, claims or litigation.

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

NOTE 9. CAPITAL STOCK

The Company’s authorized capital stock consists of (a) 1,000,000,000 shares of common stock, par value $0.0001 per share; and (b) 100,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2025 there were 12,757,500 Private Placement Warrants and 20,722,500 Public Warrants (12,757,500 Private Placement Warrants and 20,722,500 Public Warrants as of December 31, 2024) to purchase the Company’s common stock at an exercise price of $11.50 per share. No shares of preferred stock were issued or outstanding for any years presented.

Share Repurchase Program

On February 22, 2024, the Company announced that its Board of Directors approved a share repurchase program to authorize the repurchase of up to $15.0 million of the currently outstanding shares of the Company’s common stock over a period of twenty-four months beginning on March 1, 2024 (the “Share Repurchase Program”). On August 1, 2024, the Company’s Board of Directors amended the Share Repurchase Program to authorize the Company to repurchase up to an additional $25.0 million of its common stock for a total of $40.0 million. The Share Repurchase Program will remain in effect until the earliest: (1) the total authorized dollar amount of shares is repurchased or (2) August 1, 2026. All shares repurchased will be retired.

During the year ended December 31, 2025, the Company repurchased and retired an aggregate of 6,577,115 shares of its common stock for a total consideration of $17.2 million ($2.62 per share). During the year ended December 31, 2024, the Company repurchased and retired an aggregate of 3,911,259 shares of its common stock for a total consideration of $11.0 million ($2.81 per share). As of December 31, 2025, $11.8 million remained available under the Share Repurchase Program.

The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and may be modified, suspended, or discontinued at any time at the Company’s discretion without prior notice.

NOTE 10. STOCK-BASED COMPENSATION

The Company may grant cash and equity incentive awards to officers, employees, directors, consultants and service providers in order to attract, motivate and retain talent under the Talkspace’s 2021 Incentive Award Plan (the “2021 Plan”). All stock-based awards are measured based on the grant date fair value and are recognized on a straight-line basis in the Company’s consolidated income statements over the requisite service period (generally requiring a four-year vesting period).

The following table sets forth the total stock-based compensation expense related to stock options and RSUs included in the respective components of operating expenses in the consolidated income statements:

	Year Ended December 31,
(in thousands)	2025	2024 (1)	2023
Research and development	$1,485	$1,781	$2,463
Clinical Operations	400	293	455
Sales and Marketing	1,748	1,860	1,722
General and administrative	4,812	5,239	3,755
Total stock-based compensation expense	$8,445	$9,173	$8,395
(1)
During the year ended December 31, 2024, the Company modified certain equity awards in connection with certain key executives' separation from the Company and recognized $1.2 million of additional stock-based compensation expense as a result of these modifications.

Stock Options

Stock options generally vest over a four-year period and are exercisable a maximum period of ten years. The following table summarizes the activity for stock options for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (1) (in thousands)
Outstanding at beginning of year	9,725,095	$2.93	6.39	$12,974
Granted	1,147,500	$2.81
Exercised	(1,167,495)	$0.78
Expired	(547,171)	$5.55
Forfeited	(67,779)	$2.44
Outstanding at end of year	9,090,150	$3.04	6.55	$14,169
Exercisable at end of year	7,379,105	$3.23	6.13	$11,735

(1)
The aggregate intrinsic value of stock options outstanding and exercisable at end of year does not include 2,267,953 of stock options that are out of the money.

The weighted average grant-date fair value of stock options granted to employees during the years ended December 31, 2025 was $1.80 per share ($1.48 per share and $0.74 per share for the years ended December 31, 2024 and 2023, respectively).

The total intrinsic value of stock options exercised during the year ended December 31, 2025 was $2.4 million ($3.0 million and $2.5 million for the years ended December 31, 2024 and 2023, respectively).

The fair value for options granted for the years ended December 31, 2025, 2024 and 2023 was estimated on the date of grant using a Black-Scholes-Merton options pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2025	2024	2023
Dividend yield	0%	0%	0%
Expected volatility	67.88% - 68.79%	60.81% - 61.65%	58.63% - 68.40%
Risk-free interest rate	3.73%-4.09%	3.71%-4.19%	3.70%-4.22%
Expected term (years)	5.3 - 6.06	5.27 - 6.11	5.23 - 6.25

As of December 31, 2025, there was $2.3 million of total unrecognized compensation cost related to non-vested stock options that are expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock Units

Restricted Stock Units (“RSUs”) typically vest over a four-year period. The following table summarizes the activity for RSUs for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Number of restricted stock units	Weighted average grant-date fair value
Nonvested at beginning of year	7,027,075	$1.73
Granted	2,722,473	$2.91
Vested	(3,628,229)	$2.02
Forfeited	(595,993)	$2.00
Nonvested at end of year	5,525,326	$2.17

The total fair value of RSUs vested during the year ended December 31, 2025 was $7.3 million ($10.4 million and $5.0 million for the years ended December 31, 2024 and 2023, respectively).

As of December 31, 2025, there was $11.1 million of total unrecognized compensation cost related to non-vested RSUs that are expected to be recognized over a weighted average period of 2.5 years.

NOTE 11. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in thousands except share and per share data)	2025	2024	2023
Net income (loss)	$7,793	$1,148	$(19,182)
Weighted-average shares used to compute net income (loss) per share:
Basic	167,089,060	168,906,900	165,039,920
Dilutive effect of share-based awards	6,559,371	7,588,972	—
Diluted	173,648,431	176,495,872	165,039,920
Net income (loss) per share:
Basic	$0.05	$0.01	$(0.12)
Diluted	$0.04	$0.01	$(0.12)

For the year ended December 31, 2025, the following were excluded from the calculation of diluted net income per share since each would have had an anti-dilutive effect: 3,696,456 stock options, 85,688 restricted stock units, 12,757,500 Private Placement Warrants and 20,722,500 Public Warrants to purchase the Company’s common stock.

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

NOTE 12. INCOME TAXES

In December 2023, the FASB issued a new accounting standard which includes new and updated income tax disclosures, including disaggregation of information in the rate reconciliation and income taxes paid, which we adopted on a prospective basis for the year ended December 31, 2025.

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
(in thousands, except percentages)	Amount	%
U.S. Federal Statutory Tax Rate	$1,757	21.0%
State and local income taxes, net of federal income tax effect (1)	(439)	(5.2)%
Foreign tax effects:
Statutory tax rate difference between Israel and U.S.	(8)	(0.1)%
Effects of cross-border tax laws:
Global intangible low-taxed income	400	4.8%
Changes in valuation allowance	(1,351)	(16.1)%
Nontaxable or nondeductible items:
Stock-based compensation	(317)	(3.8)%
IRC Section 162M limitation	189	2.3%
Other	42	0.5%
Other adjustments:
Reduction in NOL carry-forwards (Section 382 limitation)	301	3.6%
Income tax expense	$574	6.9%
(1)
State taxes in California, New York, Maine, Missouri and Massachusetts made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the year ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
(in thousands, except percentages)	2024	2023
Income (loss) before income tax	$1,242	$(18,964)
Statutory tax rate	21%	21%
Federal taxes	261	(3,982)
Increase (decrease) in effective tax rate due to:
State taxes, net of federal effect	(164)	276
Permanent differences	683	897
Other adjustments	(648)	(373)
Valuation allowance	(38)	3,400
Income tax expense	$94	$218

The main reconciling item between the statutory tax rate and the effective tax rate for the year ended December 31, 2025 is the change in valuation allowance which was impacted by higher net income during the year ended December 31, 2025 and the enactment of the OBBBA in July 2025, which altered the treatment of unamortized Section 174 expenses and impacted the projected realization of deferred tax assets.

Income (loss) before income taxes is attributable to the following tax jurisdictions:

	Year Ended December 31,
(in thousands)	2025	2024	2023
U.S.	$8,200	$1,078	$(19,576)
Foreign	167	164	612
Income (loss) before income tax	$8,367	$1,242	$(18,964)

Income tax expense applicable to income (loss) before income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current income taxes:
Federal	$—	$—	$—
State	468	169	44
Foreign	106	46	174
Total current	574	215	218
Deferred income taxes:
Federal	—	—	—
State	—	(121)	—
Foreign	—	—	—
Total deferred	—	(121)	—
Income tax expense	$574	$94	$218

The amount of cash paid for income taxes (net of refunds) for the year ended December 31, 2025 is as follows:

Year Ended December 31, 2025
(in thousands)
Federal	$—
State
Texas	57
Pennsylvania	30
Maryland	30
Tennessee	23
Other	81
Foreign
Israel	196
Total income taxes paid, net of refunds	$417

For the years ended December 31, 2024 and 2023, we paid $0.1 million and $0.2 million, respectively, in income taxes, net of refunds received.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
(in thousands)	2025	2024
Net deferred tax assets:
Net operating loss carryforwards	$72,523	$70,373
Stock based compensation	3,282	3,338
Lease liability	125	164
Depreciation and amortization	44	232
Other	91	37
Total gross deferred tax assets	76,065	74,144
Valuation allowance	(72,627)	(73,978)
Deferred tax liabilities:
Section 174	(3,312)	—
Right-of-use asset	(126)	(166)
Net deferred tax assets	$—	$—

Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. A valuation allowance is provided for deferred tax assets when it is “more likely than not” that some portion of the deferred tax asset will not be realized. Because of the Company’s history of operating losses, management believes the recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not more likely than not to be realized and, accordingly, has provided a full valuation allowance. A valuation allowance has been recorded for the deferred tax assets at December 31, 2025 and 2024.

The Company maintains a full valuation allowance on its net deferred tax assets. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. Management considered the Company’s cumulative loss in recent years as significant negative evidence. Based upon a review of the four sources of income identified within ASC 740, management determined that the negative evidence outweighed the positive evidence and that a full valuation allowance on the net deferred tax assets will be maintained. Management will continue to assess the realizability of our deferred tax assets going forward and will adjust the valuation allowance as needed. The valuation allowance decreased approximately $1.4 million for the year ended December 31, 2025. This change was primarily driven by the enactment of the OBBBA in July 2025, which altered the treatment of unamortized Section 174 expenses and impacted the projected realization of deferred tax assets.

At December 31, 2025, the Company has federal and state net operating loss carryovers (“NOL”) of approximately $283.2 million and $210.4 million, respectively, which are available to reduce future taxable income. The NOL carryforwards begin to expire in 2035 and may become subject to annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under I.R.C. Section 382. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or future tax liabilities. The federal losses generated from 2018 onward do not expire.

The Company is subject to U.S. federal and state and Israeli income taxes with varying statutes of limitations. The Company is no longer subject to U.S. federal, state or local income tax examinations by the tax authorities for years before 2022. The Israel subsidiary tax filings filed by the Company through the year 2020 are considered closed.

In July 2025, the OBBBA was enacted, introducing amendments to the U.S. federal income tax code. The OBBBA permanently restores 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025, and allows immediate expensing of domestic research and experimental expenditures for tax years beginning after December 31, 2024. Certain provisions are effective for fiscal 2025 and are recognized in the consolidated financial statements for the year ended December 31, 2025. Certain other provisions are effective in future fiscal years. Although we continue to maintain a full valuation allowance against our U.S. deferred tax assets as of December 31, 2025, we expect these provisions to increase available deductions and extend the period during which future taxable income may be sheltered, improving liquidity to the extent we generate taxable income.

NOTE 13. VARIABLE INTEREST ENTITIES

The Company, through its subsidiary Talkspace LLC, is party to various agreements including Management Services Agreements (“MSAs”) with a Texas professional association entity (Talkspace Provider Network, PA or “TPN”), which in turn contracts with the Company's other affiliated professional entities (“PC entities”), physicians, therapists, and other licensed professionals to provide clinical and professional services to the Company's members.

Pursuant to the MSAs, Talkspace LLC is the managing entity (the “Manager”) and provides management and administrative resources and services essential to the operations of TPN and the PC entities and receives a management fee for these services and reimbursement of expenses incurred. TPN and the PC entities in turn have the obligation under the MSAs to engage all licensed physicians and other health professionals to provide behavioral healthcare services to the Company's members. In addition, to the extent that TPN or the PC entities lack sufficient funds to meet their obligations, the Manager may, at its sole discretion, advance funds to TPN or the PC entities to cover these obligations. Such advances would be considered loans made by the Manager and should be repaid as per the terms of the management agreement. No such advances have been made by the Manager to TPN or the PC entities as of December 31, 2025.

The Company evaluates its ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are Variable Interest Entities (“VIEs”), and, if so, whether the Company is the primary beneficiary of the VIE. The Company's policy is to consolidate any VIEs where the Company is deemed to be the primary beneficiary. The Company determined that it holds a variable interest in TPN and the PC entities. The Company evaluates whether an entity in which it has a variable interest is considered a VIE as defined under ASC 810, “Consolidation.” VIEs are generally entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The Company determined that TPN and the PC entities are VIEs and that it is the primary beneficiary of these VIEs as it is able to direct the activities of TPN and the PC entities that most significantly impact their economic performance and fund and absorb all their losses; therefore, the Company consolidates these VIEs.

The assets of the Company’s consolidated VIEs are subject to legal, contractual, and regulatory restrictions that limit their use to specified purposes such as funding clinical operations, paying salaries to employees and providers, servicing practice-related debt, and meeting regulatory or Payor obligations. The liabilities of these VIEs may be subject to contractual limitations on settlement. Creditors and beneficial interest holders of the VIEs generally have recourse only to the assets of the VIEs and not to the general credit of the Company. The Company’s maximum exposure to loss from these VIEs is limited to its interests in the VIEs and any specific contractual requirements, including guarantees or other commitments, if any.

The following table details the assets and liabilities of the VIEs as of December 31, 2025 and 2024. The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

(in thousands)	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$229	$132
Accounts receivable, net	13,333	6,743
Other assets	32,695	20,986
Total Assets	$46,257	$27,861
LIABILITIES
Accrued expenses and other current liabilities	3,755	2,528
Total Liabilities	$3,755	$2,528

NOTE 14. SUBSEQUENT EVENTS

On March 9, 2026, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Universal Health Services, Inc., a Delaware corporation (“UHS”), under which UHS will acquire all outstanding shares of Talkspace for $5.25 per share in cash, without interest. The transaction is valued at approximately $835.0 million and is expected to close in the third quarter of 2026. Transaction-related costs will be expensed in the periods incurred during fiscal year 2026.

The consummation of the merger is subject to certain customary closing conditions and approvals, as defined in the agreement. In addition, the Merger Agreement contains certain termination rights for both parties. If the agreement is terminated under specified circumstances, the Company may be required to pay UHS a termination fee of $32.4 million.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this report, an evaluation was carried out by certain members of Company management, with the participation of the Chief Executive Officer and our Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (“SEC”) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based upon that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The Company’s independent registered public accounting firm, Kost Forer Gabbay & Kasierer, a member of EY Global, which audited our consolidated financial statements included in this Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, and has issued an attestation, which appears in their report in Item 8 Financial Statements and Supplementary Data of this form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will continue to evaluate each quarter whether there are changes that materially affect our internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as the terms are defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K/A, which will be filed with the SEC no later than 120 days after December 31, 2025.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K/A, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K/A, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K/A, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K/A, which will be filed with the SEC no later than 120 days after December 31, 2025.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1)
Our Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements and Supplemental Data filed as part of this Form 10-K. See Item 8 (pages 65 to 89)
(2)
Financial Statement Schedules. Financial statement schedules are omitted as they are either not required or not applicable, or the information is otherwise included in the consolidated financial statements.
(3)
The exhibits which are filed with this Form 10-K or are incorporated herein by reference are set forth in the Exhibit Index (pages 94 to 95)
(b)
Exhibits

See the Exhibit Index included hereinafter on pages 94 to 95

(c)
Financial Statement Schedules excluded from the annual report to stockholders

None

Item 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1+	Agreement and Plan of Merger, dated as of January 12, 2021, by and among Hudson Executive Investment Corp., Tailwind Merger Sub I, Inc., Tailwind Merger Sub II, LLC, and Groop Internet Platform, Inc. (d/b/a Talkspace).	S-4	333-252638	2.1	2/2/21
3.1	Second Amended and Restated Certificate of Incorporation of Talkspace, Inc.	8-K/A	001-39314	3.1	6/23/21
3.2	Bylaws of Talkspace, Inc.	8-K/A	001-39314	3.2	6/23/21
4.1	Warrant Agreement, dated as of June 8, 2020, by and between Continental Stock Transfer & Trust Company and Hudson Executive Investment Corp.	8-K	001-39314	4.1	6/11/20
4.2	Specimen Warrant Certificate of the Registrant.	S-1/A	333-238583	4.3	6/5/20
4.3	Specimen Common Stock Certificate.	S-4/A	333-252638	4.5	5/20/21
4.4	Description of Common Stock and Warrants.	10-K	001-39314	4.4	2/25/22
10.1†	2021 Incentive Award Plan.	S-8	333-259165	99.1	8/30/21
10.2†	2021 Employee Stock Purchase Plan.	S-8	333-259165	99.2	8/30/21
10.3†	2014 Stock Incentive Plan.	S-8	333-259165	99.3	8/30/21
10.4†	Form of Indemnification Agreement.	8-K	001-39314	10.1	6/23/21
10.5	Amended and Restated Registration Rights Agreement, by and among Talkspace, Inc. and the holders party thereto.	8-K	001-39314	10.2	6/23/21
10.6†	Non-Employee Director Compensation Program.	8-K	001-39314	10.3	6/23/21
10.7†	Form of Stock Option Agreement under the Talkspace, Inc. 2021 Incentive Award Plan.	8-K	001-39314	10.7(a)	6/23/21
10.8†	Form of Restricted Stock Unit Agreement under the Talkspace, Inc. 2021 Incentive Award Plan.	8-K	001-39314	10.7(b)	6/23/21
10.9†	Executive Severance Plan.	8-K	001-39314	10.9	6/23/21
10.16†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and Gil Margolin.	10-K	001-39314	10.16	2/25/22
10.18†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and John C. Reilly.	10-K	001-39314	10.18	2/25/22
10.19†	Retention Agreement, dated as of December 6, 2021, by and between Talkspace, Inc. and Gil Margolin.	10-K	001-39314	10.19	2/25/22
10.21†	Retention Agreement, dated as of December 6, 2021, by and between Talkspace, Inc. and John C. Reilly.	10-K	001-39314	10.21	2/25/22
10.22†	Employment Offer Letter, dated as of November 9, 2022, by and between Talkspace, Inc. and Jon R. Cohen.	10-K	001-39314	10.22	3/10/23
10.23†	Employment Offer Letter, dated as of August 11, 2023, by and between Talkspace, Inc. and Nikole Benders-Hadi.	10-K	001-39314	10.23	3/13/24
97.1	Talkspace, Inc. Clawback Policy.	10-K	001-39314	97.1	3/13/24
10.24†	Employment Offer Letter, dated as of May 17, 2024, by and between Talkspace, Inc. and Ian Harris.	10-Q	001-39314	10.24	8/8/24
2.2	Agreement and Plan of Merger, dated March 9, 2026, by and among Universal Health Services, Inc., UHS Merger Subsidiary, Inc. and Talkspace, Inc.	8-K	001-39314	2.1	3/9/26
19.1	Talkspace, Inc. Insider Trading Policy.					*
21.1	List of Subsidiaries of Talkspace, Inc.					*
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of EY Global, Independent Registered Public Accounting Firm.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).	*

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

TALKSPACE, INC.

Date: March 13, 2026	By:	/s/ Jon R. Cohen
Jon R. Cohen
Chief Executive Officer

Date: March 13, 2026	By:	/s/ Ian Harris
Ian Harris
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jon R. Cohen	Chief Executive Officer and Director	March 13, 2026
Jon R. Cohen	(Principal Executive Officer)

/s/ Ian Harris	Chief Financial Officer	March 13, 2026
Ian Harris	(Principal Financial and Accounting Officer)

/s/ Douglas Braunstein	Chairman of the Board	March 13, 2026
Douglas Braunstein
/s/ Erez Shachar	Director	March 13, 2026
Erez Shachar

/s/ Curtis Warfield	Director	March 13, 2026
Curtis Warfield

/s/ Jacqueline Yeaney	Director	March 13, 2026
Jacqueline Yeaney

/s/ Michael Hansen	Director	March 13, 2026
Michael Hansen

/s/ Madhu Pawar	Director	March 13, 2026
Madhu Pawar

/s/ Liat Ben-Zur	Director	March 13, 2026
Liat Ben-Zur

/s/ Swati Abbott	Director	March 13, 2026
Swati Abbott