Form 10-K/A
period 2025-12-31
Talkspace, Inc.
filed 2026-04-30
CIK 1803901

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

The aggregate market value of the voting common stock held by non-affiliates of the Company at June 30, 2025 was $393.2 million based on the per share closing price of the Company's common stock on June 30, 2025 of $2.78.

The number of shares of common stock outstanding on March 10, 2026 was 167,076,010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PCAOB ID:	1281	Auditor Name:	Kost Forer Gabbay & Kasierer, a member of EY Global	Auditor Location:	Tel-Aviv, Israel

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2025 originally filed on March 13, 2026 (the “Original Filing”) by Talkspace, Inc., a Delaware corporation (referred to herein as the “Company”, “we”, “our”, “us” or “Talkspace”). Talkspace is filing this Amendment to present the information required by Part III of Form 10-K as Talkspace will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2025.

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

On March 9, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Universal Health Services, Inc., a Delaware corporation (“UHS”), and UHS Merger Subsidiary, Inc., a Delaware corporation and an indirect wholly owned subsidiary of UHS (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of UHS. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock (other than canceled shares and appraisal shares) will be converted into the right to receive $5.25 in cash per share, without interest and subject to any applicable withholding taxes. The Company’s board of directors unanimously approved and declared advisable the Merger Agreement on March 6, 2026, and the Company has scheduled a special meeting of stockholders for May 29, 2026 to vote on adoption of the Merger Agreement. The foregoing description is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 20, 2026.

If the Merger is consummated, the Company expects the Company’s common stock to be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable following the effective time, and the Company expects to file a Form 15 to suspend its reporting obligations under the Exchange Act as soon as practicable thereafter.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and Talkspace has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this report):

Name	Age	Position
Jon Cohen	72	Chief Executive Officer and Director
Ian Harris	37	Chief Financial Officer
Gil Margolin	49	Chief Technology Officer
John Reilly	60	Chief Legal Officer and EVP Gov't Relations
Katelyn Watson	47	Chief Marketing Officer
Douglas Braunstein	65	Chairman of the Board
Curtis Warfield	58	Director
Erez Shachar	62	Director
Jacqueline Yeaney	58	Director
Madhu Pawar	46	Director
Michael Hansen	65	Director
Swati Abbott	63	Director
Liat Ben-Zur	49	Director

EXECUTIVE OFFICERS

Jon Cohen, M.D. Dr. Cohen has served as Talkspace's Chief Executive Officer since November 2022, and has served as Director since September 2022. Dr. Cohen has served as Executive Chairman of BioReference Laboratories and Senior Vice President of OPKO Health (NASDAQ: OPK) from 2019 until August 2022. From 2009 to 2018, Dr. Cohen served as an executive officer of Quest Diagnostics. Prior to that he served as Senior Advisor to New York Governor David A. Paterson, where he was responsible for all State policy and strategic planning. Dr. Cohen served for six years as Chief Medical Officer at Northwell Health, the largest healthcare system in New York State. As Chief Executive Officer, Dr. Cohen provides valuable insight to the Board on the Company’s day-to-day operations. In addition, we believe Dr. Cohen's extensive experience in the industry and his leadership skills make him an ideal member of our Board.

Ian Harris. Mr. Harris has served as Talkspace’s Chief Financial Officer since May 2024. Prior to joining Talkspace, Mr. Harris most recently served as Partner and Managing Director at Hudson Executive Capital LP, an alternative investment firm. At Hudson Executive Capital, Mr. Harris led the investment team’s efforts to source, perform diligence, and manage investments in the healthcare, technology, and financial services sectors. Prior to joining Hudson Executive Capital in 2017, Mr. Harris worked at Barclays Capital, the investment banking division of Barclays PLC, where he advised healthcare companies on M&A and capital market activities. Mr. Harris currently serves as a director at Cantaloupe (Nasdaq: CTLP) and Liberated Syndication, Inc. Mr. Harris received a B.A. in Economics and a B.A. in International Relations from Brown University.

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

John Reilly. Mr. Reilly has served as Talkspace’s Corporate and then General Counsel since March 2011 and presently serves as Talkspace's Chief Legal Officer and EVP Gov't Relations. Prior to Talkspace, Mr. Reilly was a partner of Hilltop Holdings from 2004-2011, where he managed hospitality and real estate investments for private portfolio investors and acted as a fractional general counsel to several start-up companies. Mr. Reilly previously served as President of Highland Development Corporation, a real estate development company, from 1999 to 2003 where he partnered to build and operate congregate care campuses.

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

NON-EMPLOYEE DIRECTORS

Douglas Braunstein. Mr. Braunstein served as Talkspace, Inc.'s Interim Chief Executive Officer from November 2021 to November 2022 and has served as Chairman of the Talkspace, Inc. board of directors since the consummation of the Business Combination. Mr. Braunstein is the Founder and a Managing Partner of Hudson Executive Capital, and is Vice Chairman at Wells Fargo & Company, where he has served since February 2024. Prior to founding Hudson Executive Capital, Douglas L. Braunstein was the Chief Financial Officer of JPMorgan Chase & Co., or JPMorgan Chase, from 2010 to 2012 and its Vice Chairman from 2013 to 2015. In the role of Chief Financial Officer, Mr. Braunstein led the firm’s global financial operations and navigated the evolving legislative and regulatory landscape in the immediate post-financial crisis environment and served on the firm’s Operating Committee. Prior to his role as Chief Financial Officer of JP Morgan Chase, Mr. Braunstein served in several other leadership roles during his approximately twenty-year career at JPMorgan Chase, including Head of Investment Banking in the Americas, responsible for investment banking and corporate finance in the U.S., Canada and Latin America, Head of Global M&A and Global Industry Coverage and Head of Healthcare Investment Banking, as well as serving on the Investment Bank Management Committee for over ten years. We believe that Mr. Braunstein is qualified to serve as a member of our board of directors due to his extensive financial background, including service as chief financial officer, experience as a director and knowledge of the industry.

Curtis Warfield. Mr. Warfield has served as a member of Talkspace, Inc.’s board of directors since the consummation of the Business Combination. Since August 2016, Mr. Warfield has served as founder, President and Chief Executive Officer of Windham Advisors LLC, a private equity and strategic advisory firm that offers innovative business solutions for companies in the healthcare, real estate, logistics and other industries. In addition, Mr. Warfield has served as Managing Partner of Aligned Health Venture since October 2022. Mr. Warfield previously served as part of the senior leadership team of Anthem, Inc., one of the nation’s largest health insurers from August 2017 to November 2019. From 2000 until 2015, Mr. Warfield served as CEO of NPAS, a healthcare services company. Since August 2018, Mr. Warfield has served on the board of directors of Texas Roadhouse, Inc., a restaurant company, and has served on the board of OneOncology (2021-2023), before the sale to Amerisource Bergen (NYSE:ABC), a company that invests in and collaborates with community oncology practices and served as Chair of the Audit Committee. Mr. Warfield holds a B.S. from the University of Louisville, Kentucky and is a Certified Public Accountant. We believe that Mr. Warfield is qualified to serve as a member of our board of directors due to his extensive experience as an executive of healthcare companies and his service as a director of a public company.

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

Jacqueline Yeaney. Ms. Yeaney has served as a member of Talkspace, Inc.’s board of directors since the consummation of the Business Combination. From August 2019 until August 2022, Ms. Yeaney served as the Chief Marketing Officer at Tableau Software, LLC, a self-service analytics platform owned by Salesforce (NYSE: CRM). From January 2017 until April 2019, Ms. Yeaney was the Chief Marketing Officer of Ellucian Inc., a provider of software and services for higher education management, and from May 2011 until December 2016, was the Executive Vice President of Strategy and Marketing of Red Hat, Inc, a provider of open source software solutions now owned by IBM. Ms. Yeaney started her career as an officer in the U.S. Air Force, and then spent six years (1996-2002) as a management consultant at the Boston Consulting Group. Ms. Yeaney has served as a board member of Avaya Holdings Corp., a provider of digital communications products, solutions and services, from March 2019 until May 2023. Ms. Yeaney holds a B.S. in electrical engineering from Rensselaer Polytechnic Institute and an M.B.A. from the Massachusetts Institute of Technology. We believe that Ms. Yeaney is qualified to serve as a member of our board of directors due to her extensive experience as an executive of high-growth technology companies, her extensive experience as a management consultant and her experience as a board member of a public company.

Madhu Pawar. Ms. Pawar has served as a member of Talkspace, Inc.’s board of directors since the consummation of the Business Combination. Ms. Pawar is the SVP of Consumer Innovation, Optum at United Healthcare, where she has served since January 2024, and is the Adjunct Professor of Analytics in Healthcare at Carnegie Mellon University, where she has served since 2020. Prior to joining United Healthcare, Ms. Pawar worked as a Managing Director at Google LLC for five years where she managed the sales analytics and solutions organizations that drove the small and medium business (SMB) Adwords business, with a focus on machine learning and user experience. Ms. Pawar worked at McKinsey & Company for 12 years where she was a Partner in the healthcare systems and services practice. She began her career in software development as part of the Mobile Technologies division of Hewlett Packard’s Research & Development Labs in Singapore. Ms. Pawar has previously served on the board of directors of Mensa Singapore and GirlVentures, a not-for-profit organization. Ms. Pawar holds a Master’s degree in Information Systems Management from Carnegie Mellon University and a Bachelor’s degree in Computer Science from Nanyang Technological University, Singapore. We believe that Ms. Pawar is qualified to serve as a member of our board of directors due to her extensive experience as an executive of high-growth technology companies and her extensive experience as a management consultant in the healthcare industry.

Michael Hansen. Mr. Hansen has served as a member of Talkspace, Inc.’s board of directors since September 2022. Mr. Hansen has served as Chief Executive Officer of Cengage Group, a global edtech company providing affordable, quality digital products and services that enable student choice, since 2012. Mr. Hansen has deep experience leading organizations through digital transformation. Under his leadership, the more than 100-year-old Cengage has transformed from a traditional print publisher into an education technology company advancing learning through quality digital experiences. Prior to joining Cengage Group, Mr. Hansen served in the CEO position in a variety of large media and information services companies. Earlier in his career, Mr. Hansen was the lead partner and Chairman of the digital convergence practice at the Boston Consulting Group. He was named one of Fast Company’s Most Creative People in Business (2020) for his leadership tackling higher education affordability with the launch of Cengage Unlimited, the first all-access subscription platform for the course materials market. He has twice been recognized as a top CEO by Glassdoor (2018 and 2019). Mr. Hansen is currently a member of the Business Advisory Council for ProPublica, an independent non-profit producer of investigative journalism. Mr. Hansen earned a Master of Law degree from the University of Bonn and a Master of Business Administration degree from Columbia University. We believe that Mr. Hansen is qualified to serve as a member of our Board due to his extensive board and management experience, including as CEO of and consultant to a variety of technology companies focused on consumer choice and alternative distribution platforms.

Swati Abbott. Ms. Abbott has served as a member of Talkspace, Inc.’s board of directors since December 2023. Ms. Abbott is an independent consultant and has served as a board member at Ensign Group, Inc. (ENSG), a company providing post-acute care since January 2020. Ms. Abbott also served on the board of Magellan Health, Inc. (MGLN) from May 2018 until Magellan’s acquisition by Centene in January 2022. Ms. Abbott previously served as the Chief Executive Officer of Blue Health Intelligence (“BHI”) for eleven years (from May 2011 until April 2022), where she led their initiatives to leverage data insights to develop innovative analytics solutions. Prior to joining BHI, Ms. Abbott served as the President of MEDai, a Reed Elsevier company and leading predictive analytics company that assists healthcare payers and providers. Prior to joining MEDai, Ms. Abbott served in multiple roles where she led strategic solutions development for medical management data warehousing, quality assurance and risk management, among other areas. Ms. Abbott holds a Bachelor of Science degree in physics from Delhi University, India. We believe that Ms. Abbott is qualified to serve as a member of our board of directors due to her deep experience leading organizations through data insights and analytical transformations and her extensive leadership experience in the healthcare industry.

Liat Ben-Zur. Ms. Ben-Zur has served as a member of Talkspace, Inc.’s board of directors since December 2023. Ms. Ben-Zur has served as an Entrepreneur in Residence at Storm Ventures, a venture firm that specializes in building enterprise leaders, since April 2023 and as CEO and Managing Director of LBZ Advisory LLC, a consulting firm that specializes in AI strategy, product-led growth and product management coaching, since May 2023. She has also served as a board member at Splashtop Inc., a company providing a range of zero trust, secure remote-desktop software and remote support software, since January 2024, as an advisory board member at WestRiver Group, an investment company that invests in early and growth stage businesses and concepts, since January 2024, as a non-Executive Director at Compass Group, which is a food and support services company that provides a wide range of innovative dining solutions, and at Syndio, which provides technology and expert guidance to sustain workplace equity, since December 2023. Prior to this, she served as Corporate Vice President, Consumer Services at Microsoft from September 2018 to May 2023 and as Senior Vice President at Royal Philips from October 2014 to August 2018, where she led digital initiatives. Ms. Ben-Zur holds a Bachelor of Science degree in Electrical Engineering from the University of California, Davis and a Masters of Business Administration from the University of California, Los Angeles Anderson School of Management. We believe that Ms. Ben-Zur is qualified to serve as a member of our board of directors due to her expertise in mobile, IoT, and artificial intelligence and extensive experience in disruptive technologies and product-led growth.

FAMILY RELATIONSHIPS

There are no family relationships among our directors and executive officers.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, our CEO, CFO, other officers and employees. A copy of the code is available on our website at www.talkspace.com in the “Governance” section of the “Investors” page. We expect that any amendments to the code, or any waivers of its requirements, that are required to be disclosed by SEC rules or Nasdaq Rules will be disclosed on our website.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We have a separately-designated standing audit committee (“Audit Committee”) that consists of Curtis Warfield, Michael Hansen, Swati Abbott, Liat Ben-Zur, and Jacqueline Yeaney, with Curtis Warfield serving as the chair of the Audit Committee. Our board of directors has determined that all members of the Audit Committee (Curtis Warfield, Michael Hansen, Swati Abbott, Liat Ben-Zur, and Jacqueline Yeaney) are independent directors under the Nasdaq rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act. Our board of directors has also determined that each of Curtis Warfield, Michael Hansen, Swati Abbott, Liat Ben-Zur, and Jacqueline Yeaney meets the “financial literacy” requirement for audit committee members under the Nasdaq Stock Market rules and Curtis Warfield is an “audit committee financial expert” within the meaning of the SEC rules.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2025 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2025 other than the following forms that were inadvertently filed late: (i) one Form 4 for Jacqueline Yeaney reporting one transaction late; (ii) one Form 4 for Katelyn Watson reporting one transaction late; (iii) one Form 4 for John Reilly reporting one transaction late; and (iv) two Form 4s for Gil Margolin reporting two transactions late.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2025, the members of our Compensation Committee were Swati Abbott, Michael Hansen, Erez Shachar and Curtis Warfield, with Erez Shachar serving as chair. Each member of our Compensation Committee meets the requirements for independence under the current Nasdaq Rules, including the Nasdaq Rules applicable to compensation committee membership. None of the members of our Compensation Committee is a current or former employee or served on the board of directors of any other company, any of whose executive officers served on the Company’s Compensation Committee or its Board.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

General

In this section, we provide an overview and analysis of the compensation awarded to or earned by our named executive officers identified in the Summary Compensation Table below (each, an “NEO”) during fiscal 2025, including the elements of our compensation program for NEOs, material compensation decisions made under that program for fiscal 2025 and the material factors considered in making those decisions.

Our NEOs for the year ended December 31, 2025 are:

•
Jon Cohen, our Chief Executive Officer;
•
Ian Harris, our Chief Financial Officer; and
•
Gil Margolin, our Chief Technology Officer
•
John Reilly, our Chief Legal Officer and EVP Gov't Relations
•
Katelyn Watson, our Chief Marketing Officer

Compensation Governance and Best Practices

We are committed to having strong governance standards with respect to our compensation programs, procedures and practices. Our key compensation practices include the following:

What we do	What We Do Not Do
Emphasize the use of equity compensation to promote executive retention and reward long-term value creation.	Do not guarantee annual salary increases.
Weight the overall pay mix towards incentive compensation for senior executives.	Do not grant uncapped cash incentives or guaranteed equity compensation.
Engage an independent compensation consultant to advise our Compensation Committee.	Do not provide significant perquisites.
Maintain rigorous stock ownership guidelines and a clawback policy.	Generally do not provide any compensation-related tax gross-up.

Executive Compensation Objectives and Philosophy

The key objective in our executive compensation program is to attract, motivate, and reward leaders who create an inclusive and diverse environment and have the skills and experience necessary to successfully execute on our strategic plan to maximize stockholder value. Our executive compensation program is designed to:

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

In setting executive compensation, the Compensation Committee will consider a number of factors, including the recommendations of our Chief Executive Officer (other than with respect to the Chief Executive Officer’s own compensation) and our human resources team, current and past total compensation, competitive market data and analysis provided by the Compensation Committee’s independent compensation consultant, Company performance and each executive’s impact on performance, each executive’s relative scope of responsibility and potential, each executive’s individual performance and demonstrated leadership, and internal equity pay considerations. Our Chief Executive Officer’s recommendations are based on his evaluation of each other executive officer’s individual performance and contributions, of which our Chief Executive Officer has direct knowledge. Decisions with respect to our Chief Executive Officer’s compensation are made without the presence of management. Our Board makes decisions regarding our Chief Executive Officer’s and other executive officers’ compensation, following recommendations from the Compensation Committee.

Role of Compensation Consultant

In order to design a competitive executive compensation program that will continue to attract top executive talent and reflect our compensation philosophy, the Compensation Committee retained Meridian as an independent compensation consultant to provide executive compensation advisory services, help evaluate our compensation philosophy and objectives and provide guidance in designing, maintaining, and administering our executive compensation program. The Compensation Committee evaluated Meridian’s independence pursuant to the requirements of Nasdaq Rules and SEC rules and determined that Meridian does not have any conflicts of interest in advising the Compensation Committee. Meridian did not provide any other services to the Company in 2025.

Our Compensation Committee may also refer to compensation survey data when making decisions related to our compensation programs.

Say-on-Pay Vote

The Compensation Committee considered the results of the advisory shareholder vote on executive compensation at our 2025 annual meeting of shareholders at which the executive compensation program for our NEOs as disclosed in the proxy statement for that meeting was approved by approximately 91% of the votes cast.

Elements of Compensation

The primary elements of our NEOs’ compensation and the main objectives of each are:

•
Base Salary. Base salary attracts and retains talented executives, recognizes individual roles and responsibilities, and provides compensation in respect of an executive’s day-to-day responsibilities;
•
Annual Cash Incentive Compensation. Annual bonuses promote short-term performance objectives and reward executives for their contributions to Company performance;
•
Equity Based Long-Term Incentive Compensation. Equity compensation, provided in the form of stock options and restricted stock units ("RSUs"), aligns executives’ interests with our stockholders’ interests, emphasizes long-term financial and operational performance, and helps retain executive talent.

In addition, our NEOs are eligible to participate in our health and welfare programs and our 401(k) plan on the same basis as our other employees. We also maintain severance and change in control arrangements, which aid in attracting and retaining executive talent and help executives to remain focused and dedicated during potential transition periods due to a change in control. Each of these elements of compensation for 2025 is described further below.

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

Our NEOs’ base salaries as of December 31, 2025 are set forth below:

Name	Annualized Base Salary at Year-End
Jon Cohen	$600,000
Ian Harris	$400,000
Gil Margolin	$400,000
John Reilly	$330,000
Katelyn Watson	$360,000

Cash Incentive Compensation

We consider annual cash incentive bonuses to be an important component of our total compensation program and providing incentives necessary to retain executive officers. Each NEO is eligible to receive an annual performance-based cash bonus based on a specified target annual bonus award amount, expressed as a percentage of the NEO’s base salary. As of December 31, 2025, target bonuses were as follows:

Named Executive Officer	Target % (as a Percentage of Base Salary)
Jon Cohen	100%
Ian Harris	100%
Gil Margolin	100%
John Reilly	50%
Katelyn Watson	50%

Under the 2025 annual bonus program, each NEO was eligible to receive a percentage of the NEO’s target bonus opportunity, ranging from 50% to 100%, as determined by our Chief Executive Officer (other than with respect to his own compensation) and the Board in their discretion based upon individual and Company performance in 2025. Each NEO who was eligible for a 2025 annual bonus, was ultimately awarded an annual bonus at 92% of target. In making this determination, our Chief Executive Officer (other than with respect to his own compensation) and the Board considered various indicators of Company and individual performance.

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

In 2025, we maintained the 2014 Stock Incentive Plan (the “2014 Plan”), which was implemented prior to the closing of the Business Combination. Under the 2014 Plan, we offered awards of stock options to eligible service providers, including our NEOs who were employed by us prior to the Business Combination (i.e., Mr. Reilly and Mr. Margolin). In connection with the closing of the Business Combination and the adoption of the 2021 Incentive Award Plan (the “2021 Plan”), no further awards have been granted under the 2014 Plan; however, any outstanding awards granted under the 2014 Plan will remain outstanding, subject to the terms of the 2014 Plan and any applicable award agreement. Options granted prior to the Business Combination generally vest over four years in 48 equal monthly installments and awards granted following the Business Combination generally vest over four years in 16 equal quarterly installments, in each case subject to continued service; however, new employee grants (both prior to and following the Business Combination) are generally subject to one year of cliff vesting followed by equal monthly or quarterly installments thereafter, as applicable.

In 2025, we granted equity-based compensation under the 2021 Plan to our NEOs in the form of the following grants of stock options and RSUs:

Name	Number of Shares Underlying Stock Options (1)	Number of RSUs (1)
Jon Cohen	539,088	358,681
Ian Harris	70,082	186,514
Gil Margolin	25,877	68,867
John Reilly	48,518	129,125
Katelyn Watson	18,869	50,216

(1)
The stock options and RSUs vest in sixteen substantially equal installments on a quarterly basis, subject to the NEO’s continued service with the Company through each vesting date.

Both the option grants and the RSU grants were intended to retain and our NEOs and incentivize them to lead our company to sustained, long-term superior financial and operational performance and were approved following consideration of the factors set forth above under “Determination of Executive Compensation.”

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

We do not currently provide perquisites to our NEOs, and we do not view perquisites or other personal benefits as a significant component of our executive compensation program. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of the executive’s duties, to make our executive officers more efficient and effective, and or recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits will be approved by the Compensation Committee. We do not generally provide any tax “gross-ups” to our NEOs.

Severance and Change in Control Arrangements

The Executive Severance Plan (as amended and restated, the “Executive Severance Plan”), which provides certain of our executives, including our NEOs, with severance benefits and payments upon certain terminations without cause or, following a change in control, resignations for good reason. Our Compensation Committee believes that the Executive Severance Plan is necessary to attract and retain executive talent and is a customary component of executive compensation. In particular, the Executive Severance Plan can mitigate a potential disincentive for our NEOs when they are evaluating a potential acquisition of the Company and can encourage retention through the conclusion of the transaction. The payments and benefits provided under the Executive Severance Plan are designed to be competitive with market practices. A description of the Executive Severance Plan, as well as information on the estimated payments and benefits that our NEOs would have been eligible to receive as of December 31, 2025, is set forth in “Potential Payments Upon Termination or Change in Control” below.

Other Policies and Considerations

Clawback Policy. We believe in maintaining best practices for our executive compensation program. Consistent with that belief, our board of directors has adopted a “clawback” policy, intended to comply with the listing requirements of NASDAQ, with respect to excess incentive-based cash and equity compensation in the event our publicly disclosed financial statements are required to be restated (as either a "big R" or little "R" restatement due to material noncompliance with any financial reporting requirement. If such a restatement were to occur, the policy would require the Compensation Committee to recover cash incentives, equity awards or other incentive compensation of employees to the extent such compensation would have been reduced if calculated under the restatement, regardless of whether the employee was responsible for the restatement. This clawback policy only applies to incentive-based compensation that vests in whole or in part based on financial performance measures or stock price measures. Additionally, the policy provides the Compensation Committee with the discretion to recover cash incentives, equity awards or other incentive compensation of employees who have engaged in behavior that is intentionally contrary to or in reckless disregard of the employee’s duties to the Company or in material violation of the Company’s code of conduct, any other Company policy, or any law or regulation.

Stock Ownership Guidelines. Effective June 22, 2021, the Board adopted stock ownership guidelines that are applicable to our executive officers, including our NEOs, and to our non-employee directors. Our executive officers and non-employee directors are expected to satisfy the applicable guidelines based on a base salary or annual retainer multiple, as applicable, within five years of the later of (i) the effective date of the guidelines, and (ii) the date of such individual’s appointment to a position with the Company that is subject to such guidelines, and to hold at least the applicable minimum value in shares of common stock for so long as they are an executive officer or non-employee director, as applicable. We believe that stock ownership guidelines align the interests of our officers and directors with those of our stockholders and encourage long-term management of the Company for the benefit of its stockholders.

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

Accounting for Share-Based Compensation. We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718, (“ASC Topic 718”) for our share-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and RSUs, based on the grant-date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our NEOs may never realize any value from their awards.

Equity Grant Processes and Timing. The Compensation Committee does not grant equity awards in anticipation of the release of material nonpublic information (“MNPI”), and the Company does not time the release of MNPI based upon grant dates of equity. Most grants of equity awards to our executive officers, including our NEOs, are made annually on March 1, and such awards are recommended by the Compensation Committee at its regularly scheduled first quarter meeting. Equity awards made to executive officers, including each of our NEOs, are approved by the Compensation Committee.

For annual equity awards made to other employees, the Compensation Committee approves a budget for equity awards made under the 2021 Plan for the fiscal year, and such awards are issued on the first day of the last month of each quarter based on recommendations from our management team. In the event MNPI becomes known to the Compensation Committee before granting an equity award, the Compensation Committee will consider such information and use its business judgment to determine whether to delay the grant of equity to avoid any appearance of impropriety. The Company did not grant equity awards to any NEO during any period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company current report on Form 8-K that disclosed any MNPI during fiscal 2025.

Compensation Committee Report

The current members of our Compensation Committee are Swati Abbott, Michael Hansen, Erez Shachar and Curtis Warfield, with Erez Shachar serving as chair. Each member of our Compensation Committee meets the requirements for independence under the current Nasdaq Rules, including the Nasdaq Rules applicable to compensation committee membership. Each of Swati Abbott, Michael Hansen, Erez Shachar and Curtis Warfield are non-employee directors, as defined in Section 16b-3 of the Exchange Act.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis above with our management. Based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

EXECUTIVE COMPENSATION TABLES

2025 Summary Compensation Table

The following table contains information about the compensation earned by each of our NEOs during fiscal years ended December 31, 2025, 2024 and 2023.

Name	Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation (1)	All Other Compensation ($) (3)	Total ($)
Jon Cohen	Chief Executive Officer	2025	600,000	55,049	1,025,828	1,003,782	220,197	26,877	2,931,733
		2024	600,000	98,880	385,309	389,059	395,520	24,289	1,893,057
		2023	600,000	143,040	—	—	572,160	22,123	1,337,323
Ian Harris	Chief Financial Officer	2025	400,000	36,699	533,430	130,493	146,798	35,538	1,282,958
		2024	233,000	43,947	800,950	—	175,786	30,598	1,284,281
		2023	—	—	—	—	—	—	—
Gil Margolin	Chief Technology Officer	2025	400,000	36,699	196,960	48,183	146,798	45,282	873,922
		2024	400,000	65,920	197,280	49,800	263,680	31,100	1,007,780
		2023	400,000	95,360	139,740	32,068	381,440	30,704	1,079,312
John Reilly	Chief Legal Officer and EVP Gov't Relations	2025	330,000	15,139	369,298	90,341	60,554	17,161	882,493
		2024	325,000	27,192	369,899	93,376	108,768	14,800	939,035
		2023	300,000	38,000	180,498	41,421	152,000	2,958	714,877
Katelyn Watson	Chief Marketing Officer	2025	360,000	16,515	143,618	35,134	66,059	24,408	645,734
		2024	360,000	29,664	123,302	31,126	118,656	25,400	688,148
		2023	360,000	42,912	72,782	16,664	171,648	26,409	690,415

(1) Fiscal 2025 amounts represent discretionary annual bonus and non-equity incentive plan compensation which were paid in March 2026. Fiscal 2024 amounts represent discretionary annual bonus and non-equity incentive plan compensation which were paid in February 2025. Fiscal 2023 amounts represent discretionary annual bonus and non-equity incentive plan compensation which was paid in February 2024. Total payout includes 20% discretionary bonus and 80% non-equity incentive plan compensation. For Fiscal 2025, the NEOs elected to have 50% of their discretionary annual bonus and non-equity incentive plan compensation payout be made in RSUs with a total value of $1.3 million.

(2) Amounts reflect the full grant-date fair value of restricted stock units and stock options granted during fiscal 2025, 2024 and 2023, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all restricted stock units and option awards made to our NEOs in Note 2 and Note 10 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.

(3) Amounts represent matching contributions received under the Company’s 401(k) plan, the employer paid portion of medical premiums, life and accidental insurance, and short-term and long-term disability insurance.

Summary of Executive Compensation Arrangements

Named Executive Officer Employment Agreements

We have entered into employment offer letters (collectively, the “Employment Agreements”) with each of our NEOs. The material terms of the Employment Agreements are described below.

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

2025 Grants of Plan-Based Awards Table

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards
Name	Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All other option awards: number of securities underlying options (#)	All other stock awards: number of shares of stock or units (#)	Exercise or base price of option awards ($/sh)	Grant date fair value of stock and option awards ($) (2)
Jon Cohen	3/1/2025 (3)							539,088		$2.86
	3/1/2025 (4)								358,681		$1,025,828
Ian Harris	3/1/2025 (3)							70,082		$2.86
	3/1/2025 (4)								186,514		$533,430
Gil Margolin	3/1/2025 (3)							25,877		$2.86
	3/1/2025 (4)								68,867		$196,960
John Reilly	3/1/2025 (3)							48,518		$2.86
	3/1/2025 (4)								129,125		$369,298
Katelyn Watson	3/1/2025 (3)							18,869		$2.86
	3/1/2025 (4)								50,216		$143,618
(1)
The award was granted under the 2021 Plan was approved on February 28, 2025.
(2)
Amounts reflect the full grant-date fair value of restricted stock units granted during fiscal 2025 computed in accordance with ASC Topic 718, rather than the amounts realized by the named individual. We provide information regarding the assumptions used to calculate the value of all restricted stock units and option awards made to our NEOs in Note 2 and Note 10 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.
(3)
These stock options, which were granted under the 2021 Plan, vest and become exercisable in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2025 thereafter, subject to the NEO’s continued employment through each such vesting date.
(4)
These RSU awards, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2025, subject to the NEO’s continued employment through each such vesting date.

Outstanding Equity Awards At Fiscal Year-end

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each NEO as of December 31, 2025:

Name	Grant Date	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Jon Cohen	9/26/2022 (2)	150,158	50,053	$1.00	9/24/2032
	9/26/2022 (3)					19,692	$71,482
	12/1/2022 (4)	550,000	350,000	$0.86	11/30/2032
	12/1/2022 (5)					875,000	$3,176,250
	3/1/2024 (6)	93,647	120,404	$2.99	3/1/2034
	3/1/2024 (7)					72,488	$263,131
	3/1/2025 (8)	101,709	438,009	$2.86	3/1/2035
	3/1/2025 (9)					291,429	$1,057,887

Ian Harris	6/1/2024 (10)					225,000	$816,750
	3/1/2025 (8)	8,760	56,942	$2.86	3/1/2035
	3/1/2025 (9)					151,543	$550,101

Gil Margolin	7/15/2021 (11)	495,000	—	$5.81	7/14/2031
	3/1/2022 (12)	14,240	2,848	$1.61	2/28/2032
	3/1/2022 (13)					7,948	$28,851
	3/1/2023 (14)	—	17,582	$0.88	2/28/2033
	3/1/2023 (15)					49,788	$180,730
	3/1/2024 (6)	11,987	15,412	$2.99	3/1/2034
	3/1/2024 (7)					37,114	$134,724
	3/1/2025 (8)	4,851	21,026	$2.86	3/1/2035
	3/1/2025 (9)					55,955	$203,117

John Reilly	8/5/2019 (16)	25,604	—	$1.21	8/4/2029
	8/18/2020 (17)	5,907	—	$1.22	8/17/2030
	7/15/2021(11)	247,500	—	$5.81	7/14/2031
	3/1/2022 (12)	35,172	3,679	$1.61	2/28/2032
	3/1/2022 (13)					10,265	$37,262
	3/1/2023 (14)	18,167	22,710	$0.88	2/28/2033
	3/1/2023 (15)					64,310	$233,445
	3/1/2024 (6)	22,475	28,898	$2.99	3/1/2034
	3/1/2024 (7)					69,588	$252,604
	3/1/2025 (8)	9,097	39,421	$2.86	3/1/2035
	3/1/2025 (9)					104,915	$380,841

Katelyn Watson	12/1/2022 (18)					125,000	$453,750
	3/1/2023 (19)	20,099	9,136	$0.88	2/28/2033
	3/1/2023 (20)					25,932	$94,133
	3/1/2024 (6)	7,492	9,633	$2.99	3/1/2034
	3/1/2024 (7)					23,197	$84,205
	3/1/2025 (8)	3,537	15,332	$2.86	3/1/2035
	3/1/2025 (9)					40,801	$148,108

(1) Amounts are calculated based on multiplying the number of shares shown in the table by the per share closing price of our common stock on December 31, 2025, which was $3.63.

(2) These stock options, which were granted under the 2021 Plan, vest and become exercisable in four equal installments on each anniversary of June 22, 2022, subject to the NEO’s continued employment through each such vesting date.

(3) These RSU awards, which were granted under the 2021 Plan, vest over a four-year period on each anniversary of June 22, 2022, subject to the NEO’s continued employment through each such vesting date.

(4) 500,000 stock options, which was granted under the 2021 Plan, vest and becomes exercisable 25% on the one-year anniversary of December 1, 2022 and 75% in twelve equal installments on each of the first twelve quarterly anniversaries of December 1, 2022 thereafter, subject to the NEO’s continued employment through each such vesting date. 400,000 stock options, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2024, subject to the NEO’s continued employment through each such vesting date.

(5) 1,250,000 RSU awards, which were granted under the 2021 Plan, vest 25% on the one-year anniversary of December 1, 2022 and 75% in twelve equal installments on each of the first twelve quarterly anniversaries of December 1, 2022 thereafter, subject to the NEO’s continued employment through each such vesting date. 1,000,000 RSU awards, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2024, subject to the NEO’s continued employment through each such vesting date.

(6) These stock options, which were granted under the 2021 Plan, vest and become exercisable in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2024 thereafter, subject to the NEO’s continued employment through each such vesting date.

(7) These RSU awards, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2024, subject to the NEO’s continued employment through each such vesting date.

(8) These stock options, which were granted under the 2021 Plan, vest and become exercisable in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2025 thereafter, subject to the NEO’s continued employment through each such vesting date.

(9) These RSU awards, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2025, subject to the NEO’s continued employment through each such vesting date.

(10) These RSU awards, which were granted under the 2021 Plan, vest over a four-year period on each anniversary of anniversaries of June 1, 2024, subject to the NEO’s continued employment through each such vesting date

(11) These stock options, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of July 1, 2021, subject to the NEO’s continued employment through each such vesting date.

(12) These stock options, which were granted under the 2021 Plan, vest and become exercisable in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2022 thereafter, subject to the NEO’s continued employment through each such vesting date.

(13) These RSU awards, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2022 thereafter, subject to the NEO’s continued employment through each such vesting date

(14) These stock options, which were granted under the 2021 Plan, vest and become exercisable in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2023 thereafter, subject to the NEO’s continued employment through each such vesting date.

(15) These RSU awards, which were granted under the 2021 Plan, vest in sixteen equal installments on each of the first sixteen quarterly anniversaries of March 1, 2023 thereafter, subject to the NEO’s continued employment through each such vesting date

(16) These stock options, which were granted under the 2014 Plan, vest and become exercisable 25% on the one-year anniversary September 1, 2019 and 75% in equal monthly installments on each monthly anniversary of September 1, 2020 thereafter, subject to the NEO’s continued employment through each such vesting date.

(17) These stock options, which were granted under the 2014 Plan, vest and become exercisable in forty-eight equal monthly installments on each monthly anniversary of August 18, 2020, subject to the NEO’s continued employment through each such vesting date.

(18) These RSU awards, which were granted under the 2021 Plan, vest over a four-year period on each anniversary of December 1, 2022, subject to the NEO’s continued employment through each such vesting date.

(19) These stock options, which was granted under the 2021 Plan, vests and becomes exercisable 25% on the one-year anniversary of March 1, 2023 and 75% in twelve equal installments on each of the first twelve quarterly anniversaries of March 1, 2024 thereafter, subject to the NEO’s continued employment through each such vesting date.

(20) These RSU awards, which were granted under the 2021 Plan, vest 25% on the one-year anniversary of March 1, 2023 and 75% in twelve equal installments on each of the first twelve quarterly anniversaries of March 1, 2024 thereafter, subject to the NEO’s continued employment through each such vesting date.

2025 Option Exercises and Stock Vested Table

The following table sets forth information concerning option awards that were exercised during 2025 and stock awards that vested in the same year with respect to the named executive officers.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($) (1)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (2)
Jon Cohen	—	—	681,659	$2,014,439
Ian Harris	4,380	$526	109,971	$343,930
Gil Margolin	14,065	$29,501	124,230	$366,836
John Reilly	33,625	$51,641	159,247	$471,520
Katelyn Watson	—	—	165,469	$511,351

(1) The aggregate value realized upon the exercise of an option award represents the aggregate market price of the shares based on the official closing price of our common stock on the vesting date (or the preceding trading day if the vesting date was not a trading day), and subtracting the exercise price for the option.

(2) The aggregate value realized upon the vesting of an RSU represents the aggregate market price of the shares based on the official closing price of our common stock on the vesting date (or the preceding trading day if the vesting date was not a trading day).

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Executive Severance Plan

Each of Dr. Cohen, Messrs. Harris, Margolin and Reilly and Ms. Watson participate in the Company’s Executive Severance Plan (which we refer to as the “Severance Plan”), which provides for the following severance payments and benefits in the event of a termination without cause or for good reason (each, as defined in the Severance Plan) (which we refer to as a “qualifying termination”) in connection with a change in control transaction, such as a merger.

Under the Severance Plan, upon a participant’s qualifying termination within three months prior to or one year following a change in control, then such participant will be entitled to the following severance payments and benefits:

•
A cash payment equal to 200% (100%, in the case of Ms. Watson) of the executive’s then-current base salary and annual target bonus for the year in which such qualifying termination occurred, payable over the 24-month period (12-month period, in the case of Ms. Watson) following such qualifying termination;
•
A lump sum cash payment equal to the executive’s target bonus for the year of termination, prorated based on the number of days during the applicable performance year that the executive was employed through his or her qualifying termination;
•
Up to 18 months (12 months, in the case of Ms. Watson) of payment or reimbursement of COBRA premiums for healthcare coverage at levels the same or similar to the coverage provided prior to the executive’s termination of employment; and
•
Full vesting acceleration of all outstanding Company equity awards held by such participant as of the date of his or her termination.

The above severance benefits are contingent on the executive’s execution and non-revocation of a release of claims in favor of the Company and compliance with any restrictive covenants to which the executive is subject. In the event that any payment or benefit constitutes a parachute payment within the meaning of Section 280G of the Code, the Severance Plan provides a “best pay cap” approach whereby any severance payments and benefits the executive receives are reduced to the extent necessary so that no portion thereof is subject to the excise tax imposed under Section 4999 of the Code, but only if (a) the net amount of such payments, as so reduced, is greater than or equal to (b) the net amount of such severance payments without such reduction.

Equity Plans

Certain stock options granted under the 2014 Plan in August 2019 to Mr. Margolin and Mr. Reilly and in August 2020 to Mr. Margolin originally provided for 25% of the option to vest and become exercisable upon the executive’s termination without cause, or if the Company completed a deemed liquidation event or an initial public offering of its common stock. These options also originally provided that they would vest and become exercisable in full upon the executive’s termination without cause within 12 months following (i) a deemed liquidation event or (ii) an initial public offering of the Company’s common stock. In connection with the Business Combination, the Company entered into a waiver agreement with each of the named executive officers under which each named executive officer waived his right to the 25% accelerated vesting upon a deemed liquidation event. Under the 2021 Plan, in the event of a change in control where any outstanding awards under the 2021 Plan are not substituted or assumed, such awards will become fully vested, exercisable, and/or payable in connection with the change in control.

The award agreements applicable to RSUs and stock options under the 2021 Plan generally provide that in the event of any termination of employment, all RSUs and stock options that are unvested would be forfeited; provided, that, in the event of death or disability that occurs on or after the first anniversary of the participant’s employment start date, all RSUs and stock options that are unvested would accelerate vesting. Pursuant to the terms of Dr. Cohen’s offer letter, in the event he experiences a qualifying termination under the Severance Plan following the first anniversary of his start date, he will vest in a number of RSUs and stock options underlying the initial grant he received in December of 2022 that he would have otherwise vested in had he remained employed by the Company for the 12-month period immediately following his termination date, subject to his compliance with all other terms and conditions of the Severance Plan and his offer letter.

Estimated Potential Payments

The following table summarizes the payments that would be made to our NEOs upon the occurrence of certain qualifying terminations of employment or a change in control, in any case, occurring on December 31, 2025. Amounts shown do not include (i) accrued but unpaid base salary through the date of termination or (ii) other benefits earned or accrued by the NEO during his or her employment that are available to all salaried employees, such as accrued vacation and the annual incentive bonus earned in respect of 2025.

Name	Benefit	Termination Without Cause or for Good Reason / Cause (no Change in Control) ($)	Change in Control (no Termination) ($) (1)	Termination Without Cause or for Good Reason / Cause in Connection with a Change in Control ($)
Jon Cohen (4)	Cash	600,000	—	2,400,000
	Equity Acceleration (2)	—	—	6,084,215
	Continued Healthcare	47,002	—	70,503
	Total (3)	647,002	—	8,554,718
Ian Harris	Cash	400,000	—	1,600,000
	Equity Acceleration (2)	—	—	1,410,696
	Continued Healthcare	47,002	—	70,503
	Total (3)	447,002	—	3,081,199
Gil Margolin	Cash	400,000	—	1,600,000
	Equity Acceleration (2)	—	—	627,579
	Continued Healthcare	47,002	—	70,503
	Total (3)	447,002	—	2,298,082
John Reilly	Cash	330,000	—	990,000
	Equity Acceleration (2)	—	—	1,022,885
	Continued Healthcare	47,002	—	70,503
	Total (3)	377,002	—	2,083,388
Katelyn Watson	Cash	360,000	—	540,000
	Equity Acceleration (2)	—	—	823,291
	Continued Healthcare	47,002	—	47,002
	Total (3)	407,002	—	1,410,293

(1)
Pursuant to the 2021 Plan and the applicable award agreements, in the event of a change in control where an acquiror assumes, replaces or substitutes outstanding equity awards, awards under the 2021 Plan would not accelerate vesting. For purposes of the table above, we have assumed that awards are assumed, replaced or substituted in connection with the change in control.
(2)
Assumes full acceleration of all unvested equity awards outstanding as of December 31, 2025. With respect to options, the value of equity acceleration was calculated by (i) multiplying the number of accelerated shares of common stock underlying the options by $3.63, the closing trading price of our common stock on December 31, 2025 and (ii) subtracting the exercise price for the options. No value is shown in respect of accelerated option shares with an exercise price that exceeds $3.63. With respect to RSUs, the value of equity acceleration was calculated by multiplying the number of accelerated RSUs by $3.63, the closing trading price of our common stock on December 31, 2025.
(3)
Amounts shown are the maximum potential payment the NEO would have received as of December 31, 2025. The amounts of any reduction pursuant to the 280G best pay provision, if any, would be calculated upon actual termination of employment.
(4)
Pursuant to the terms of Dr. Cohen’s offer letter, in the event he experiences a qualifying termination under the Severance Plan following the first anniversary of his start date, he will vest in a number of RSUs and stock options underlying the initial grant he received in December of 2022 that he would have otherwise vested in had he remained employed by the Company for the 12-month period immediately following his termination date, subject to his compliance with all other terms and conditions of the Severance Plan and his offer letter.

CEO PAY RATIO

For the year ended December 31, 2025:

•
the median of the annual total compensation of all employees of our company (other than our Chief Executive Officer) was $88,200; and
•
the annual total compensation of our Chief Executive Officer was $2,931,733.

Based on this information, for 2025, the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees was 33 to 1.

The Chief Executive Officer total compensation reflects Mr. Cohen’s 2025 total compensation as shown in the Summary Compensation Table on page 12.

As permitted by SEC rules, to identify our median employee for 2025, we selected total direct compensation as our consistently applied compensation measure, which we calculated as actual salary paid to our employees for 2025 (including overtime for hourly employees), actual bonus or sales commission earned by our employees in 2025, and the value of equity awards granted to our employees in 2025. Further, we used December 31, 2025 to determine our employee population and used the consistently applied compensation measure as described above to determine our median employee. In determining this population, we included all full-time and part-time employees other than our Chief Executive Officer. We did not include any contractors or workers employed through a third-party provider in our employee population. For employees paid in other than U.S. dollars, we converted their compensation to U.S. dollars using the exchange rates used by us for various purposes in effect on December 31, 2025.

Based on this approach, we selected the individual who represented the median employee for 2025. We then calculated the annual total compensation for this individual using the same methodology we used for our named executive officers in our 2025 Summary Compensation Table.

PAY VS. PERFORMANCE

Year	Summary Compensation Table Total for PEO ($) (1)		Compensation Actually paid to PEO ($) (2)		Average Summary Compensation Table Total for Non-PEO Named Executive Officers ($) (3)	Average Compensation Actually Paid to Non-PEO Named Executive Officers ($) (4)	Value of Initial Fixed $100 investment based on Total Shareholder Return ($) (5)	Value of Initial Fixed $100 investment based on Peer Group Total Shareholder Return ($) (6)	Net Income (Loss) ($ thousands) (7)	Company-Selected Measure: Adjusted EBITDA ($ thousands) (8)
(a)	(b)	(c)	(b)	(c)	(d)	(e)
2025	2,931,733		4,005,821		921,277	1,092,949	44	148	7,793	15,772
2024	1,893,057		3,128,158		1,378,848	838,499	38	129	1,148	6,962
2023	1,337,323		7,339,634		1,226,206	2,563,612	31	126	(19,182)	(13,529)
2022	2,747,622	2,721,615	1,901,408	2,638,837	1,412,753	756,180	7	124	(79,672)	(58,671)
2021	12,208,580	398,628	(2,149,844)	103,730	4,735,830	(2,619,519)	24	126	(62,742)	(60,868)

(1) The dollar amounts reported in column (b) are the amounts of Total compensation reported for Mr. Cohen for 2025, 2024, 2023 and 2022 in the Summary Compensation Table. Mr. Cohen was appointed as Chief Executive Officer on November 9, 2022.

The dollar amounts reported in column (c) for 2022 and 2021 are the amounts of Total compensation reported for Mr. Braunstein for 2022 and 2021 in the Summary Compensation Table. Mr. Braunstein served as Interim Chief Executive Officer from November 15, 2021 until November 8, 2022.

For 2021, the dollar amounts reported in column (b) are the amounts of Total compensation reported for Mr. Oren Frank (our former Chief Executive Officer) for 2021 in the Summary Compensation Table. Mr. Oren Frank stepped down as Chief Executive Officer effective November 15, 2021.

(2) The dollar amounts reported in columns (c) for 2025, 2024, 2023 and 2022 represent the amount of ‘‘compensation actually paid’’ to Mr. Cohen, as computed in accordance with Item 402(v) of Regulation S-K for such year. The dollar amounts reported in column (c) for 2022 and 2021 represent the amount of “compensation actually paid” to Mr. Braunstein as computed in accordance with Item 402(v) of Regulation S-K for such year. The dollar amounts reported in columns (b)

for 2021 represent the amount of “compensation actually paid” to Mr. Oren Frank as computed in accordance with Item 402(v) of Regulation S-K for such year. The dollar amounts do not reflect the actual amount of compensation earned by or paid to these executives during the applicable year.

In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to total compensation to determine the compensation actually paid to each PEO for each year:

Mr. Cohen	2025	2024	2023	2022
Reported Summary Compensation Table Total Compensation	$2,931,733	1,893,057	1,337,323	2,747,622
Deduct Reported Grant Date Fair Value of Equity Awards Granted in the Year	(2,029,610)	(774,368)	—	(2,653,024)
Year End Fair Value of Equity Awards Outstanding and Unvested Granted in the Year	2,102,413	648,585	—	1,806,810
Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	751,603	1,085,436	5,287,559	—
Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	393,445	127,506	-	—
Change in Fair Value as of Vesting Date of Equity Awards Granted in Prior Years that Vested in the Year	(143,763)	147,942	714,752	—
Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	—	—	—	—
Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation	—	—	—	—
Compensation Actually Paid	$4,005,821	3,128,158	7,339,634	1,901,408

Mr. Braunstein	2022	2021
Reported Summary Compensation Table Total Compensation	$2,721,615	$398,628.00
Deduct Reported Grant Date Fair Value of Equity Awards Granted in the Year	(2,721,615)	(377,628)
Year End Fair Value of Equity Awards Outstanding and Unvested Granted in the Year	102,500	80,683
Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	(48,250)	—
Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	2,588,672	2,047
Change in Fair Value as of Vesting Date of Equity Awards Granted in Prior Years that Vested in the Year	(4,085)	—
Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	—	—
Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation	—	—
Compensation Actually Paid	$2,638,837	$103,730

Mr. Frank	2021
Reported Summary Compensation Table Total Compensation	$12,208,580.00
Deduct Reported Grant Date Fair Value of Equity Awards Granted in the Year	(10,371,282)
Year End Fair Value of Equity Awards Outstanding and Unvested Granted in the Year	-
Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	—
Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	606,368
Change in Fair Value as of Vesting Date of Equity Awards Granted in Prior Years that Vested in the Year	(4,593,510)
Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	—
Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation	—
Compensation Actually Paid	$(2,149,844)

(3) The dollar amounts reported in column (d) represent the average of the amounts reported for the Company’s non-PEO named executive officers (NEOs) as a group in the ‘‘Total’’ column of the Summary Compensation Table in each applicable year. The names of each of the non-PEO NEOs included for purposes of calculating the average amounts in each applicable year are as follows: (i) for 2025, Messrs. Ian Harris, Gil Margolin and John Reilly, and Ms. Katelyn Watson; (ii) for 2024, Messrs. Ian Harris and Gil Margolin, and Ms. Jennifer Fulk, and (iii) for 2023, Ms. Jennifer Fulk and Mr. Gil Margolin; (iv) for 2022, Ms. Jennifer Fulk and Messrs. Gil Margolin and John Reilly;, and (v) for 2021, Ms. Jennifer Fulk, Ms. Samara Braunstein, Ms. Roni Frank, and Messrs. Mark Hirschhorn, Gil Margolin, and John Reilly.

(4) The dollar amounts reported in column (e) represent the average amount of ‘‘compensation actually paid’’ to the non-PEO NEOs as a group, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to these NEOs as a group during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the non-PEO NEOs as a group for each year to determine the compensation actually paid, using the same methodology described above in Note 2:

	2025	2024	2023	2022	2021
Reported Summary Compensation Table Total Compensation	$921,277	1,378,848	1,226,206	1,412,753	4,735,830
Deduct Reported Grant Date Fair Value of Equity Awards Granted in the Year	(386,864)	(698,256)	(318,552)	(427,680)	(4,025,296)
Year End Fair Value of Equity Awards Outstanding and Unvested Granted in the Year	399,667	378,087	770,658	124,469	444,218
Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards Granted in Prior Years	96,995	42,633	653,137	(353,372)	(390,775)
Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	75,550	105,878	114,331	57,186	187,142
Change in Fair Value as of Vesting Date of Equity Awards Granted in Prior Years that Vested in the Year	(13,676)	107,948	117,832	(57,176)	(1,258,680)
Fair Value at the End of the Prior Year of Equity Awards that Failed to Meet Vesting Conditions in the Year	—	(476,639)	—	—	(2,311,958)
Value of Dividends or other Earnings Paid on Stock or Option Awards not Otherwise Reflected in Fair Value or Total Compensation	—	—	—	—	—
Compensation Actually Paid	$1,092,949	838,499	2,563,612	756,180	(2,619,519)

(5) Cumulative TSR is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period.

(6) The peer group used for calculating Peer Group Total Shareholder Return is the S&P 500 Health Care Index.

(7) The dollar amounts reported represent the amount of net income (loss) reflected in the Company’s audited financial statements for the applicable year.

(8) We have determined that Adjusted EBITDA is the financial performance measure that, in our assessment, represents the most important performance measure (that is not otherwise required to be disclosed in the table) used to link compensation actually paid to our named executive officers, for the most recently completed fiscal year, to company performance. We calculate adjusted EBITDA as net income (loss) adjusted to exclude (i) depreciation and amortization, (ii) stock-based compensation expense, (iii) financial income, net, (iv) income tax expense, and (v) certain non-recurring expenses, where applicable. For a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net income, refer to our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025, 2024, 2023, 2022 and 2021.

Narrative Description of Relationships Between CAP, TSR, Net Income and Adjusted EBITDA

In accordance with Item 402(v) of Regulation S-K, the Company is providing the following descriptions of the relationships between information presented in the Pay Versus Performance table.

PEO and average non-PEO NEO CAP compared to Company TSR and Peer TSR

In fiscal year 2025, the Company’s TSR increased 16% compared to the prior year period, while the TSR of the Company’s peer group increased 15% compared to the prior year period. The PEO CAP increased 28% compared to the prior year period, and the non-PEO NEO CAP increased 30% compared to the prior period. In fiscal year 2024, the Company’s TSR increased 23% compared to the prior year period, while the TSR of the Company’s peer group increased 2% compared to the prior year period, while the PEO CAP decreased 57% compared to the prior year period, and the non-PEO NEO CAP decreased 67% compared to the prior period. In fiscal year 2023, the Company’s TSR increased 343% compared to the prior year period, while the TSR of the Company’s peer group increased 2% compared to the prior year period. Similarly, the PEO CAP increased 286% compared to the prior year period, and the non-PEO NEO CAP increased 239% compared to the prior period. In fiscal year 2022, the Company’s TSR decreased 71% compared to the prior year period, while the TSR of the Company’s peer group decreased 2% compared to the prior year period. The PEO CAP increased 188% compared to the prior year period, and the non-PEO NEO CAP increased 129% compared to the prior period.

PEO and average non-PEO NEO CAP compared to Company Net Income (Loss)

In fiscal year 2025, the Company’s net income increased 579% compared to the prior year period. The PEO CAP increased 28% compared to the prior year period, and the non-PEO NEO CAP increased 30% compared to the prior period. In fiscal year 2024, the Company’s net income increased 106% compared to the prior year period. The PEO CAP decreased 57% compared to the prior year period, and the non-PEO NEO CAP decreased 67% compared to the prior period. In fiscal year 2023, the Company’s net income increased 76% compared to the prior year period. The PEO CAP increased 286% compared to the prior year period, and the non-PEO NEO CAP increased 239% compared to the prior period. In fiscal year 2022, the Company’s net income decreased 27% compared to the prior year period. The PEO CAP increased 188% compared to the prior year period, and the non-PEO NEO CAP increased 129% compared to the prior period.

PEO and average non-PEO NEO CAP compared to Company Adjusted EBITDA

In fiscal year 2025, the Company’s Adjusted EBITDA increased 127% compared to the prior year period. The PEO CAP increased 28% compared to the prior year period, and the non-PEO NEO CAP increased 30% compared to the prior period. In fiscal year 2024, the Company’s Adjusted EBITDA increased 151% compared to the prior year period. The PEO CAP decreased 57% compared to the prior year period, and the non-PEO NEO CAP decreased 67% compared to the prior period. In fiscal year 2023, the Company’s Adjusted EBITDA increased 77% compared to the prior year period. The PEO CAP increased 286% compared to the prior year period, and the non-PEO NEO CAP increased 239% compared to the prior period. In fiscal year 2022, the Company’s Adjusted EBITDA increased 4% compared to the prior year period. The PEO CAP increased 188% compared to the prior year period, and the non-PEO NEO CAP increased 129% compared to the prior period.

Financial Measures

Measure	Explanation
Revenue	Measures our top-line growth
Net Income	Measures our bottom-line growth
Adjusted EBITDA

A non-GAAP measure that consists net income (loss) adjusted to exclude (i) depreciation and amortization, (ii) stock-based compensation expense, (iii) financial income, net, (iv) income tax expense, and (v) certain non-recurring expenses, where applicable.

2025 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Stock Awards ($) (1)	Total ($)
Douglas L. Braunstein (2)	70,000	—	150,935	220,935
Erez Shachar (2)	50,000	—	227,620	277,620
Curtis Warfield	60,000	—	150,935	210,935
Jacqueline Yeaney	40,000	—	150,935	190,935
Madhu Pawar (2)	40,000	—	150,935	190,935
Michael Hansen	40,000	—	150,935	190,935
Liat Ben-Zur	40,000	—	150,935	190,935
Swati Abbott	30,000	—	150,935	180,935

(1) Amounts reflect the full grant-date fair value of RSUs and stock options granted during 2025 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all RSUs and option awards made to our directors in Note 2 and Note 10 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.

(2) These non-employee directors have elected to have their annual retainer fees to be paid in RSUs.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2025 by each non-employee director.

Name	Option Awards Outstanding at 2025 Fiscal Year End	Unvested Stock Awards Outstanding at 2025 Fiscal Year End
Jon Cohen (1)	1,853,980	1,258,609
Douglas L. Braunstein	703,402	48,222
Erez Shachar	63,402	75,250
Curtis Warfield	63,402	48,222
Jacqueline Yeaney	63,402	48,222
Madhu Pawar	63,402	48,222
Michael Hansen	200,211	67,914
Liat Ben-Zur	57,985	78,830
Swati Abbott	57,985	78,830

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

Cash Compensation

•
Annual Retainer: $40,000
•
Annual Committee Chair Retainer:
o
Audit: $20,000
o
Compensation: $10,000
•
Annual Chairman Retainer: $30,000

Annual cash retainers will be paid in quarterly installments in arrears and will be pro-rated for any partial calendar quarter of service. For the fiscal year ended December 31, 2025, Douglas Braunstein, Erez Shachar, Madhu Pawar and Swati Abbott each elected to receive the value of their cash compensation amount in the form of RSUs pursuant to an amendment to the Non-Employee Director Compensation Program approved by the Board in November 2023 allowing each non-employee director to elect to receive the value of each of their respective cash compensation amounts in the form of RSUs.

Equity Compensation

Annual Grant: An Eligible Director who is serving on the Board as of the date of the annual meeting of the Company’s stockholders each calendar year beginning with calendar year 2022 are granted, on December 1st of such year, a RSU award with a value of approximately $160,000 (each, an “Annual Grant”).

Each Annual Grant will vest in full on the first anniversary of the applicable grant date subject to such Eligible Director’s continued service through the applicable vesting date.

Initial Grant: Each Eligible Director who is initially elected or appointed to serve on our Board at any time after the closing of the Business Combination will automatically be granted on such election or appointment date (i) a stock option award with a value of up to $320,000 and (ii) a RSU award with a value of up to $80,000 (each, an “Initial Grant”). Each Initial Grant will vest as to 25% of the shares subject to the applicable award on each of the first four anniversaries of the grant date of the applicable award, subject to the Eligible Director’s continued service through the applicable vesting date.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND DIRECTORS

The following table sets forth certain information regarding the beneficial ownership of Company common stock as of April 13, 2026, by:

•
each director;
•
each current named executive officer;
•
all of our current executive officers and directors as a group; and
•
all stockholders known to us to be beneficial owners of 5% or more of Company common stock (based on a review of filings made with the SEC on Schedules 13D, 13G and Form 4).

As of April 13, 2026, there were approximately 167,512,566 shares of Company common stock issued and outstanding. Except as otherwise set forth below, the address of each beneficial owner is: c/o Talkspace, Inc., 622 Third Avenue, New York, NY 10017.

Beneficial ownership is determined in accordance with SEC rules, and includes any shares as to which the stockholder has sole or shared voting power or investment power, and also any shares that the stockholder has the right to acquire within 60 days of April 13, 2026, whether through the vesting of Company RSUs or the exercise or conversion of any Company option, Company warrant, convertible security or other right. The indication herein that shares are beneficially owned is not an admission on the part of the stockholder that he, she or it is a direct or indirect beneficial owner of those shares.

	Beneficial Ownership
Name	Number of Shares (1) (#)	Percent of Total (%)
5%+ Beneficial Stockholders
HEC Master Fund LP(2)	18,980,600	11.33%
Norwest Venture Partners XIII, LP(3)	9,802,972	5.85%
BlackRock, Inc.(4)	8,966,867	5.35%
Qumra Capital II, L.P.(5)	8,573,437	5.12%
Directors and Named Executive Officers
Jon Cohen(6)	2,842,871	1.70%
Ian Harris(7)	405,139	*
Gil Margolin(8)	649,005	*
John Reilly(9)	1,233,068	*
Katelyn Watson(10)	207,199	*
Douglas L. Braunstein(11)	26,263,697	15.68%
Erez Shachar(12)	8,989,857	5.37%
Curtis Warfield(13)	266,562	*
Jacqueline Yeaney(14)	372,012	*
Madhu Pawar(15)	403,214	*
Michael Hansen(16)	404,170	*
Swati Abbott(17)	121,858	*
Liat Ben-Zur(18)	106,438	*
All directors and executive officers as a group (13 persons)(19)	42,265,090	25.23%

* Represents beneficial ownership of less than one percent of our outstanding Company common stock.

(1) Shares of Company common stock beneficially owned for the directors and executive officers includes shares of Company common stock held as of the date of the table, stock options and warrants that are vested as of the date of the table, and stock options, warrants and RSUs that will vest within 60 days following the date of the table.

(2) Based on information reported on a Schedule 13D/A filed on March 10, 2026 and information known to the Company, inclusive of (i) 7,640,000 shares of Company common stock beneficially owned through the ownership of warrants exercisable within 60 days of the date of March 10, 2026 and (ii) 1,545,000 shares of Company common stock bearing a legend that such shares are subject to forfeiture pursuant to Section 1.9(c) of the sponsor support agreement. Douglas Braunstein is the Managing Member of HEC Management GP LLC (“MGT GP”). MGT GP is the Managing Member of HEC Performance GP LLC and the Managing Partner of Hudson Executive Capital LP, which is the Investment Manager of the HEC Master Fund LP. Hudson Executive Capital LP and Mr. Braunstein disclaims beneficial ownership of the securities owned by HEC Master Fund LP except to the extent of his pecuniary interest therein. The address of HEC Master Fund LP is c/o Walkers Corporate Limited, 190 Elgin Avenue, George Town, Grand Cayman KY1-9001.

(3) Based on information reported on a Schedule 13G/A filed on May 15, 2025, consists of shares of Company common stock held by Norwest Venture Partners XIII, LP (“NVP XIII”). Genesis VC Partners XIII, LLC is the general partner of NVP XIII and may be deemed to have sole voting and dispositive power over the shares held by NVP XIII. NVP Associates, LLC, the managing member of Genesis VC Partners XIII, LLC and each of Promod Haque, Jeffrey Crowe and Jon Kossow, as Co-Chief Executive Officers of NVP Associates, LLC and members of the general partner, may be deemed to share voting and dispositive power over the shares held by NVP XIII. Such persons and entities disclaim beneficial ownership of the shares held by NVP XIII, except to the extent of any proportionate pecuniary interest therein.

(4) Based on information reported on a Schedule 13G filed on October 17, 2025, consists of shares of Company common stock held by BlackRock, Inc. (“BlackRock”). The address of BlackRock is 50 Hudson Yards New York, NY 10001.

(5) Based on information reported on a Schedule 13D filed on March 30, 2026, consists of shares of Company common stock held by Qumra Capital II, L.P. (“Qumra II”). Qumra Capital GP II, L.P. (“Qumra GP II”) is the general partner of Qumra II and Qumra Capital Israel I Ltd. (“Qumra Capital Ltd.”) is the general partner of Qumra GP II. Boaz Dinte and Erez Shachar serve as the managing partners of Qumra Capital Ltd. and share voting and dispositive power with respect to the shares held by Qumra II. The address for these entities is c/o Qumra Capital, HaNevi’im St 4, Tel Aviv-Yafo, Israel.

(6) Consists of (i) 1,476,266 shares of Company common stock and (ii) 1,366,605 shares of Company common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 13, 2026.

(7) Consists of (i) 269,373 shares of Company common stock, including 6,767 shares of Company common stock bearing a legend that such shares are subject to forfeiture pursuant to Section 1.9(c) of the sponsor support agreement, (ii) 113,266 shares of Company common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 13, 2026 and (iii) 22,500 shares of Company common stock beneficially owned through the ownership of warrants exercisable within 60 days of the date of April 13, 2026.

(8) Consists of (i) 84,367 shares of Company common stock and (ii) 564,638 shares of Company common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 13, 2026.

(9) Consists of (i) 809,477 shares of Company common stock and (ii) 423,591 shares of Company common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 13, 2026.

(10) Consists of (i) 154,594 shares of Company common stock and (ii) 52,605 shares of Company common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 13, 2026.

(11) Consists of (i) shares of Company common stock held by Hudson Executive Capital LP, (ii) 2,274,446 shares of Company common stock, including 682,334 shares of Company common stock bearing a legend that such shares are subject to forfeiture pursuant to Section 1.9(c) of the sponsor support agreement, owned jointly among Mr. Braunstein and his spouse, including through a trust, (iii) 2,270,000 shares beneficially owned through the ownership of warrants exercisable within 60 days of April 13, 2026 owned jointly among Mr. Braunstein and his spouse and (iv) 703,402 shares underlying certain options exercisable within 60 days of April 13, 2026. Mr. Braunstein disclaims beneficial ownership of the securities owned by HEC Master Fund LP except to the extent of his pecuniary interest therein. See footnote 2.

(12) Consists of shares of (i) Company common stock held by Qumra II, (ii) 351,216 shares of Company common stock held by Mr. Shachar and (iii) 65,204 shares of Company common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 13, 2026. Mr. Shachar disclaims beneficial ownership of the shares held of record by Qumra II except to the extent of his pecuniary interest therein. See footnote 5.

(13) Consists of (i) 203,160 shares of Company common stock and (ii) 63,402 shares of Company common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 13, 2026.

(14) Consists of (i) 308,610 shares of Company common stock and (ii) 63,402 shares of Company common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 13, 2026.

(15) Consists of (i) 339,812 shares of Company common stock and (ii) 63,402 shares of Company common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 13, 2026.

(16) Consists of (i) 184,267 shares of Company common stock and (ii) 219,903 shares of Company common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 13, 2026.

(17) Consists of (i) 92,866 shares of Company common stock and (ii) 28,992 shares of Company common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 13, 2026.

(18) Consists of (i) 77,446 shares of Company common stock and (ii) 28,992 shares of Company common stock issuable upon the exercise of options or vesting of restricted stock units, exercisable as of or within 60 days of April 13, 2026.

(19) Current directors and executive officers as a group includes the named executive officers and current directors listed in the table above.

To our knowledge, except as noted above, no person or entity is the beneficial owner of 5% or more of the voting power of the Company common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2025

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights and Vesting of Stock Awards (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column) (2)
Equity compensation plans not approved by security holders	—	—	—
Equity compensation plans approved by security holders	14,615,476	$3.04	8,178,038
Total	14,615,476	$3.04	8,178,038

(1)
Consists of 1,022,489 outstanding options under the 2014 Stock Incentive Plan (the “2014 Plan”), 8,067,661 outstanding options (including 650,000 warrants issued to consultant) and 5,525,326 nonvested RSUs under the 2021 Incentive Award Plan (the “2021 Plan”).
(2)
Consists of zero securities available for future issuance under the 2014 Plan, 3,604,436 securities available for future issuance under the 2021 Plan and 4,573,602 securities available for future issuance under the Employee Stock Purchase Plan (the “2021 ESPP”).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our finance department is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our finance department determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Financial Officer is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions in our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chair of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person transaction under the Company's Related Person Transaction Policy, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. No director may participate in approval of a related person transaction for which he or she is a related person.

TRANSACTIONS RELATED TO DIRECTORS, EQUITY HOLDERS AND EXECUTIVE OFFICERS

Registration Rights Agreement

At the closing of the Business Combination, HEC, the HEC Sponsor LLC (the “Sponsor”), Talkspace’s independent directors, certain former stockholders of Talkspace and certain other parties thereto entered into an Amended and Restated Registration Rights Agreement, pursuant to which Talkspace, Inc. agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Talkspace common stock and other equity securities of Talkspace that are held by the parties thereto from time to time.

Director and Officer Indemnification

Our Certificate of Incorporation provides for indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. In addition, we have entered into indemnification agreements with each director and executive officer of Talkspace, Inc.

Independence of the Board of Directors

Our Board of Directors has affirmatively determined that as of December 2025, each of our directors, with the exception of Mr. Braunstein, Mr. Cohen, and Ms. Pawar, is “independent” as defined under the Nasdaq Rules. Mr. Braunstein is not considered independent because his spouse was employed by the Company as an Executive Officer in 2022. Mr. Cohen is not considered independent because he currently serves as our Chief Executive Officer. Ms. Pawar is not considered independent because of the position she holds at United Healthcare. As part of the Board’s review of the independence of Board members, questionnaires are used on an annual basis (or when a new director is added) to gather input to assist the Nominating and Corporate Governance Committee and the Board in their determinations of the independence of the non-employee directors. In evaluating and determining the independence of the directors, the Board considered that Talkspace may have certain relationships with its directors. Specifically, the Board of Directors considered that certain of our directors are affiliated with significant stockholders of the Company.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Kost Forer Gabbay & Kasierer, a member of EY Global (“Kost Forer Gabbay & Kasierer”), our independent registered public accounting firm, for services rendered during the fiscal year ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Fee Category:
Audit Fees	$1,068	$1,059
Audit-Related Fees	13	—
Tax Fees	24	18
Total Fees	$1,105	$1,077

Audit Fees

Fees for audit services include fees associated with the annual audit, including the audit of internal control over financial reporting, reviews of the Company's quarterly reports on Form 10-Q and statutory audits required internationally. These fees include consents and assistance with, and review of, documents filed with the SEC.

Audit-Related Fees

Includes fees incurred in connection with the acquisition of Wisdo, Inc in the fourth quarter of 2025.

Tax Fees

Tax fees consist of tax compliance including the review of tax returns and tax advice services.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage Kost Forer Gabbay & Kasierer, a member of EY Global to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by Kost Forer Gabbay & Kasierer, a member of EY Global has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative.

The Audit Committee pre-approved all audit, audit-related, and permissible non-audit services provided to the Company by Kost Forer Gabbay & Kasierer before management engaged the auditors for those purposes.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)
Exhibits.

See the Exhibit Index included hereinafter.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1+	Agreement and Plan of Merger, dated as of January 12, 2021, by and among Hudson Executive Investment Corp., Tailwind Merger Sub I, Inc., Tailwind Merger Sub II, LLC, and Groop Internet Platform, Inc. (d/b/a Talkspace).	S-4	333-252638	2.1	2/2/21
3.1	Second Amended and Restated Certificate of Incorporation of Talkspace, Inc.	8-K/A	001-39314	3.1	6/23/21
3.2	Bylaws of Talkspace, Inc.	8-K/A	001-39314	3.2	6/23/21
4.1	Warrant Agreement, dated as of June 8, 2020, by and between Continental Stock Transfer & Trust Company and Hudson Executive Investment Corp.	8-K	001-39314	4.1	6/11/20
4.2	Specimen Warrant Certificate of the Registrant.	S-1/A	333-238583	4.3	6/5/20
4.3	Specimen Common Stock Certificate.	S-4/A	333-252638	4.5	5/20/21
4.4	Description of Common Stock and Warrants.	10-K	001-39314	4.4	2/25/22
10.1†	2021 Incentive Award Plan.	S-8	333-259165	99.1	8/30/21
10.2†	2021 Employee Stock Purchase Plan.	S-8	333-259165	99.2	8/30/21
10.3†	2014 Stock Incentive Plan.	S-8	333-259165	99.3	8/30/21
10.4†	Form of Indemnification Agreement.	8-K	001-39314	10.1	6/23/21
10.5	Amended and Restated Registration Rights Agreement, by and among Talkspace, Inc. and the holders party thereto.	8-K	001-39314	10.2	6/23/21
10.6†	Non-Employee Director Compensation Program.	8-K	001-39314	10.3	6/23/21
10.7†	Form of Stock Option Agreement under the Talkspace, Inc. 2021 Incentive Award Plan.	8-K	001-39314	10.7(a)	6/23/21
10.8†	Form of Restricted Stock Unit Agreement under the Talkspace, Inc. 2021 Incentive Award Plan.	8-K	001-39314	10.7(b)	6/23/21
10.9†	Executive Severance Plan.	8-K	001-39314	10.9	6/23/21
10.16†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and Gil Margolin.	10-K	001-39314	10.16	2/25/22
10.18†	Employment Offer Letter, dated as of June 22, 2021, by and between Talkspace, Inc. and John C. Reilly.	10-K	001-39314	10.18	2/25/22
10.19†	Retention Agreement, dated as of December 6, 2021, by and between Talkspace, Inc. and Gil Margolin.	10-K	001-39314	10.19	2/25/22
10.21†	Retention Agreement, dated as of December 6, 2021, by and between Talkspace, Inc. and John C. Reilly.	10-K	001-39314	10.21	2/25/22
10.22†	Employment Offer Letter, dated as of November 9, 2022, by and between Talkspace, Inc. and Jon R. Cohen.	10-K	001-39314	10.22	3/10/23
10.23†	Employment Offer Letter, dated as of August 11, 2023, by and between Talkspace, Inc. and Nikole Benders-Hadi.	10-K	001-39314	10.23	3/13/24
97.1	Talkspace, Inc. Clawback Policy.	10-K	001-39314	97.1	3/13/24
10.24†	Employment Offer Letter, dated as of May 17, 2024, by and between Talkspace, Inc. and Ian Harris.	10-Q	001-39314	10.24	8/8/24
2.2	Agreement and Plan of Merger, dated March 9, 2026, by and among Universal Health Services, Inc., UHS Merger Subsidiary, Inc. and Talkspace, Inc.	8-K	001-39314	2.1	3/9/26
19.1	Talkspace, Inc. Insider Trading Policy.	10-K	001-39314	19.1	3/13/26
21.1	List of Subsidiaries of Talkspace, Inc.	10-K	001-39314	21.1	3/13/26
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of EY Global, Independent Registered Public Accounting Firm.	10-K	001-39314	23.1	3/13/26
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	10-K	001-39314	31.1	3/13/26
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	10-K	001-39314	31.2	3/13/26
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	10-K	001-39314	32.1	3/13/26
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	10-K	001-39314	32.2	3/13/26
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101).	*

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

TALKSPACE, INC.

Date: April 30, 2026	By:	/s/ Ian Harris
Ian Harris
Chief Financial Officer