Form 10-Q
period 2026-03-31
Talkspace, Inc.
filed 2026-05-11
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the registrant had 167,512,566 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
(U.S. dollars in thousands, except share and per share data)	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (1)	$31,411	$37,352
Marketable securities	52,801	55,234
Accounts receivable, net (1)	23,592	16,061
Other current assets	2,695	2,415
Total current assets	110,499	111,062
Fixed assets, net	18,000	15,794
Goodwill	3,427	3,318
Other long-term assets	4,266	4,689
Total assets	$136,192	$134,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,655	$8,501
Accrued expenses and other current liabilities (1)	8,174	6,672
Deferred revenue	2,983	2,223
Total current liabilities	22,812	17,396
Other long-term liabilities	325	452
Total liabilities	23,137	17,848
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value per share: Shares authorized: 1,000,000,000 as of March 31, 2026 (unaudited) and December 31, 2025; shares issued and outstanding: 167,512,566 and 166,718,150 as of March 31, 2026 (unaudited) and December 31, 2025, respectively.	17	17
Additional paid-in capital	380,830	378,384
Accumulated deficit	(267,749)	(261,443)
Accumulated other comprehensive (loss) income	(43)	57
Total stockholders’ equity	113,055	117,015
Total liabilities and stockholders’ equity	$136,192	$134,863

(1) Talkspace, Inc's condensed consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors may have recourse to Talkspace, Inc. or its affiliates. At March 31, 2026 (unaudited) and December 31, 2025, assets of these consolidated VIEs totaled $21,285 and $13,625, respectively. At March 31, 2026 (unaudited) and December 31, 2025, liabilities of these consolidated VIEs totaled $5,358 and $3,755, respectively. See Note 11, “Variable Interest Entities,” in the notes to the condensed consolidated financial statements for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
(U.S. dollars in thousands, except share and per share data)	2026	2025
Revenue	$61,679	$52,182
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	36,064	28,789
Research and development	2,664	2,840
Clinical operations	1,874	1,856
Sales and marketing	13,849	13,926
General and administrative	12,818	5,207
Depreciation and amortization	1,537	649
Total costs and operating expenses	68,806	53,267
Loss from operations	(7,127)	(1,085)
Financial income, net	(945)	(1,526)
(Loss) income before income taxes	(6,182)	441
Income tax expense	124	123
Net (loss) income	$(6,306)	$318

Net (loss) income per share:
Basic	$(0.04)	$0.00
Diluted	$(0.04)	$0.00
Weighted average shares used to compute net (loss) income per share:
Basic	167,075,636	168,670,861
Diluted	167,075,636	175,545,887

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
(U.S. dollars in thousands)	2026	2025
Net (loss) income	$(6,306)	$318
Other comprehensive income:
Change in unrealized (loss) gain on marketable debt securities	(100)	25
Total other comprehensive (loss) income	(100)	25
Total comprehensive (loss) income	$(6,406)	$343

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)	Common Stock
Three Months Ended March 31, 2026	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
Balance as of December 31, 2025	166,718,150	$17	$378,384	$57	$(261,443)	$117,015
Exercise of stock options	15,166	*)	23	—	—	23
Restricted stock units vested, net of tax	779,250	*)	(753)	—	—	(753)
Other comprehensive loss	—	—	—	(100)	—	(100)
Stock-based compensation	—	—	3,176	—	—	3,176
Net loss	—	—	—	—	(6,306)	(6,306)
Balance as of March 31, 2026 (unaudited)	167,512,566	$17	$380,830	$(43)	$(267,749)	$113,055

	Common Stock
Three Months Ended March 31, 2025	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
Balance as of December 31, 2024	168,849,591	$17	$386,612	$2	$(269,236)	$117,395
Exercise of stock options	1,010,942	*)	678	—	—	678
Restricted stock units vested, net of tax	515,033	*)	(571)	—	—	(571)
Repurchase of common stock for retirement	(2,519,170)	*)	(6,975)	—	—	(6,975)
Other comprehensive income	—	—	—	25	—	25
Stock-based compensation	—	—	2,548	—	—	2,548
Net income	—	—	—	—	318	318
Balance as of March 31, 2025 (unaudited)	167,856,396	$17	$382,292	$27	$(268,918)	$113,418

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(U.S. dollars in thousands)	2026	2025
Cash flows from operating activities:
Net (loss) income	$(6,306)	$318
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,537	666
Accretion of discount on marketable securities, net	19	(176)
Stock-based compensation	2,959	2,333
Remeasurement of warrant liabilities	(165)	(484)
Increase in accounts receivable	(7,531)	(3,606)
(Increase) decrease in other current assets	(280)	210
Increase in accounts payable	3,154	2,816
Increase in deferred revenue	761	567
Increase (decrease) in accrued expenses and other current liabilities	1,667	(3,798)
Other	(233)	(85)
Net cash used in operating activities	(4,418)	(1,239)
Cash flows from investing activities:
Purchases of marketable securities	(13,653)	(10,428)
Proceeds from maturities of marketable securities	16,067	3,430
Capitalized internal-use software costs	(3,203)	(1,997)
Other	(4)	(24)
Net cash used in investing activities	(793)	(9,019)
Cash flows from financing activities:
Proceeds from exercise of stock options	23	678
Payments for employee taxes withheld related to vested stock-based awards	(753)	(571)
Repurchase of common stock for retirement	—	(6,464)
Net cash used in financing activities	(730)	(6,357)

Net decrease in cash and cash equivalents	(5,941)	(16,615)
Cash and cash equivalents at the beginning of the period	37,352	76,692
Cash and cash equivalents at the end of the period	$31,411	$60,077

Supplemental cash flow data:
Cash paid during the period for income taxes, net	$268	$46
Non-cash activities:
Stock-based compensation capitalized as part of capitalization of internal-use software costs	$217	$215
Liability incurred for repurchase of common stock	$—	$511

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

The Company's principal executive office is located in New York, NY. The Company has wholly-owned subsidiaries and holds a variable interest in professional associations and various professional corporations, which have been established pursuant to the requirements of their respective domestic jurisdiction governing the corporate practice of medicine. These entities are considered Variable Interest Entities (“VIEs”). See Note 11, “Variable Interest Entities,” in the notes to the condensed consolidated financial statements for further details.

Pending Merger with Universal Health Services, Inc.

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

During the three months ended March 2026, the Company incurred approximately $7.3 million of transaction-related costs, including financial advisory, legal, and accounting fees which are included within general and administrative expenses in the condensed consolidated statement of operations. Transaction-related costs are expensed as incurred.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. The Company’s interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2025, have been applied consistently in these unaudited condensed consolidated financial statements, unless otherwise stated.

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

The CODM uses the Company’s consolidated net income to assess the financial performance of the Company and allocate resources. Since the Company operates in one operating segment, financial information, including consolidated net income information evaluated by the CODM, can be found in the condensed consolidated statements of operations.

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

For the three months ended March 31, 2026 and 2025, all of the Company’s revenue was generated from customers located in the United States. For the types of services from which the reportable segment derives its revenue refer to Note 3, “Revenue Recognition.”

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

NOTE 3. REVENUE RECOGNITION

The following table presents the Company’s consolidated revenue from sales to unaffiliated customers disaggregated by revenue source:

	Three Months Ended March 31,
	2026	2025
(in thousands)	Unaudited	Unaudited
Payor	$48,562	$37,842
DTE	9,613	9,583
Consumer	3,504	4,757
Total revenue	$61,679	$52,182

Accounts Receivable and Allowance for Credit Losses

The Company had accounts receivable related to revenue from Direct-to-Enterprise (“DTE”) customers of $11.5 million and $8.8 million at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, the balance of accounts receivable related to revenue from Health insurance plans (commercial and government) and employee assistance programs (“Payor”) customers was $12.1 million and $7.3 million, respectively.

Accounts receivable is stated net of credit loss allowance. The Company’s methodology for estimating credit loss is generally based on historical collection experience, customer creditworthiness, current and future economic and market conditions. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Accounts receivables are written off after all reasonable means of collection have been exhausted. Credit losses were immaterial for the three months ended March 31, 2026 and 2025.

Deferred Revenue

The Company records deferred revenue when cash payments from customers are received in advance of the Company's performance obligation to provide services. As of March 31, 2026 and December 31, 2025, deferred revenue related mainly to the Company's Consumer subscription business. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less. Revenue recognized in the three months ended March 31, 2026 and 2025 that was included in the deferred revenue balance at the beginning of each reporting period was $0.9 million and $1.7 million, respectively.

NOTE 4. FAIR VALUE MEASUREMENTS

The following tables show the Company's cash, cash equivalents and marketable securities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements as of March 31, 2026
		Unaudited
(in thousands)	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$1,600	$—	$—	$1,600	$1,600	$—
Level 1:
Money market funds	29,811	—	—	29,811	29,811	—
Commercial paper	1,852	—	(1)	1,851	—	1,851
Total Level 1:	31,663	—	(1)	31,662	29,811	1,851
Level 2:
U.S. Treasury securities	5,755	—	(6)	5,749	—	5,749
U.S. Government securities	19,307	6	(6)	19,307	—	19,307
Certificates of deposit	338	—	—	338	—	338
Corporate debt securities	25,592	4	(40)	25,556	—	25,556
Total Level 2:	50,992	10	(52)	50,950	—	50,950
	$84,255	$10	$(53)	$84,212	$31,411	$52,801

	Fair Value Measurements as of December 31, 2025
(in thousands)	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$1,059	$—	$—	$1,059	$1,059	$—
Level 1:
Money market funds	36,293	—	—	36,293	36,293	—
Commercial paper	986	—	—	986	—	986
Total Level 1:	37,279	—	—	37,279	36,293	986
Level 2:
U.S. Treasury securities	3,783	2	—	3,785	—	3,785
U.S. Government securities	14,988	28	—	15,016	—	15,016
Certificates of deposit	1,201	1	—	1,202	—	1,202
Corporate debt securities	34,219	28	(2)	34,245	—	34,245
Total Level 2:	54,191	59	(2)	54,248	—	54,248
	$92,529	$59	$(2)	$92,586	$37,352	$55,234

The carrying value of the Company’s cash, cash equivalents, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair value because of the relatively short-term nature of the underlying assets or liabilities. The Company's marketable securities are managed by an external investment advisor. These securities are recorded at fair value and are generally classified within Level 1 or Level 2 of the fair value hierarchy using quoted market prices or quotes from market makers or broker-dealers. Marketable securities classified within Level 1 are valued based on quoted market prices in active markets and consist of commercial paper. Level 2 marketable securities primarily consist of investment grade and high-yield corporate debt, U.S. Treasury securities, U.S. Government securities and certificates of deposit. Financial instruments classified as Level 2 are valued based on quoted market prices for similar assets or liabilities or quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company periodically validates the prices provided by the investment advisor by comparing them to other independent pricing sources or through an internal review of the advisor's valuation methodology.

Contractual Maturities

The following table summarizes the remaining contractual maturities of the Company's marketable securities as of March 31, 2026:

As of March 31, 2026
(in thousands)	Fair Value
Due within one year	$44,248
Due after one year to two years	8,553
Total	$52,801

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

The following table presents the Company's Private Placement Warrants measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025:

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended March 31, 2026
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$199	$(165)	$34

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended March 31, 2025
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,690	$(484)	$1,206

The following were the inputs utilized in determining the fair value of the Private Placement Warrants as of March 31, 2026 and 2025:

	March 31,
Unaudited	2026	2025
Dividend yield (1)	0%	0%
Expected volatility (2)	62.6%	80.5%
Risk-free interest rate (3)	3.71%	4.00%
Term to warrant expiration (years)	0.22	1.22

(1) No dividends were paid during the three months ended March 31, 2026 and 2025.

(2) The expected volatility is based on the back-solved implied volatility of the Company's public warrants as of the valuation date.

(3) The risk-free interest rate is based on the yield from U.S. Treasury bonds with an equivalent term to the time to maturity of the warrants.

NOTE 5. FIXED ASSETS, NET

Fixed assets, net, as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
(in thousands)	(Unaudited)
Capitalized internal-use software costs	$21,360	$17,945
Computer and equipment	789	802
Other	144	144
Property and equipment, gross	22,293	18,891
Less: accumulated depreciation	(4,293)	(3,097)
Fixed assets, net	$18,000	$15,794

During the three months ended March 31, 2026, the Company capitalized $3.4 million of qualifying internal-use software development costs primarily related to the Company's technology platform and Sentia AI, LLC (the Company's wholly-owned subsidiary dedicated to proprietary Artificial Intelligence (“AI”) development).

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

In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. There were no material pending legal proceedings, claims or litigation as of March 31, 2026.

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

There were no stock repurchases during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company repurchased and retired an aggregate of 2,519,170 shares of its common stock for a total consideration of $7.0 million ($2.76 per share).

As of March 31, 2026, $11.8 million remained available under the Share Repurchase Program.

The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and may be modified, suspended, or discontinued at any time at the Company’s discretion without prior notice. All shares repurchased will be retired.

NOTE 8. STOCK-BASED COMPENSATION

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

The following table sets forth the total stock-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the condensed consolidated income statements:

	Three Months Ended March 31,
	2026	2025
(in thousands)	Unaudited	Unaudited
Research and development	$424	$684
Clinical operations	126	93
Sales and marketing	657	451
General and administrative	1,752	1,105
Total stock-based compensation expense	$2,959	$2,333

NOTE 9. NET (LOSS) INCOME PER SHARE

The Company’s basic net (loss) income per share is calculated by dividing net (loss) income attributable to ordinary shareholders by the weighted-average number of shares of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted net (loss) income per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury stock method or the if-converted method based on the nature of such securities. Diluted net (loss) income per share is the same as basic net (loss) income per share in periods when the effects of potentially dilutive shares of common stock are anti-dilutive.

	Three Months Ended March 31,
	2026	2025
(in thousands, except number of shares and per share amounts)	Unaudited	Unaudited
Net (loss) income	$(6,306)	$318
Weighted average shares used to compute net (loss) income per share:
Basic	167,075,636	168,670,861
Dilutive effect of share-based awards	—	6,875,026
Diluted	167,075,636	175,545,887
Net (loss) income per share:
Basic	$(0.04)	$0.00
Diluted	$(0.04)	$0.00

For the three months ended March 31, 2026, the shares underlying the following were excluded from the calculation of diluted net loss per share since each would have had an anti-dilutive effect: 8,938,904 vested and non-vested stock options outstanding, 6,162,681 non-vested restricted stock units outstanding, 12,757,500 Private Placement Warrants and 20,722,500 Public Warrants to purchase the Company’s common stock.

For the three months ended March 31, 2025, the shares underlying the following were excluded from the calculation of diluted net income per share since each would have had an anti-dilutive effect: 724,423 vested and non-vested stock options outstanding, 11,255 non-vested restricted stock units outstanding, 12,757,500 Private Placement Warrants and 20,722,500 Public Warrants to purchase the Company’s common stock.

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents the amounts included within accrued expenses and other current liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
(in thousands)	Unaudited
Employee compensation	$2,747	$4,655
Professional fees	4,193	417
Other	1,234	1,600
Accrued expenses and other current liabilities	$8,174	$6,672

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

Pursuant to the MSAs, Talkspace LLC is the managing entity (the “Manager”) and provides management and administrative resources and services essential to the operations of TPN and the PC entities and receives a management fee for these services and reimbursement of expenses incurred. TPN and the PC entities in turn have the obligation under the MSAs to engage all licensed physicians and other health professionals to provide behavioral healthcare services to the Company's members. In addition, to the extent that TPN or the PC entities lack sufficient funds to meet their obligations, the Manager may, at its sole discretion, advance funds to TPN or the PC entities to cover these obligations. Such advances would be considered loans made by the Manager and should be repaid as per the terms of the management agreement. No such advances have been made by the Manager to TPN or the PC entities as of March 31, 2026.

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

The following table details the assets and liabilities of the VIEs as of March 31, 2026 and December 31, 2025. The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	March 31, 2026	December 31, 2025
(in thousands)	Unaudited
ASSETS
Cash and cash equivalents	$379	$229
Accounts receivable	20,882	13,332
Other assets	31,160	32,760
Total Assets	$52,421	$46,321
LIABILITIES
Accrued expenses and other current liabilities	5,358	3,755
Total Liabilities	$5,358	$3,755

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, all references in this section as to “Talkspace,” the “Company,” “we,” “us” or “our” refer to the business of Talkspace, Inc. and its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes contained in this Quarterly Report and the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. This discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve risks and uncertainties. As a result of many factors, such as those discussed in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and “Forward-Looking Statements” sections and elsewhere in this Quarterly Report, our actual results may differ materially from those anticipated in these forward-looking statements.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the three months ended March 31, 2026 and 2025.

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

Our customers are comprised of the following:

•
Health insurance plans from commercial and government institutions, and employee assistance programs (“Payor”), who offer their members access to our platform at in-network reimbursement rates,
•
Direct-to-Enterprise (“DTE”), who offer their enterprise members access to our platform while their enterprise is under an active contract with Talkspace, and
•
Individual subscribers (“Consumer”), who subscribe directly to our platform.

For the three months ended March 31, 2026 our revenues were $61.7 million compared to $52.2 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, our clinicians completed approximately 459,300 sessions, related to members covered under our Payor customers, compared to 350,000 completed sessions, for the three months ended March 31, 2025. As of March 31, 2026, we had approximately 5,200 Consumer active members compared to 6,900 Consumer active members as of March 31, 2025. Please refer to the “Key Business Metrics” section below for a description of Consumer active members.

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

Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be cancelled and converted into the right to receive $5.25 per share in cash, without interest and subject to any applicable withholding taxes. The Company’s board of directors unanimously approved and declared advisable the Merger Agreement on March 6, 2026, and the Company has scheduled a special meeting of stockholders for May 29, 2026 to vote on adoption of the Merger Agreement.

Following completion of the Merger, we will be delisted from the NASDAQ Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable following the effective time, and the Company expects to file a Form 15 to suspend its reporting obligations under the Exchange Act as soon as practicable thereafter. We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants regarding the operation of our business prior to the consummation of the Merger.

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

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is attached as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 20, 2026. For additional information related to the Merger Agreement, please also refer to the other relevant materials in connection with the transaction that we will file with the SEC and that will contain important information about us and the Merger.

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

Our operations could also be impacted by inflation and higher interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the three months ended March 31, 2026 and 2025. However, if our costs were to become subject to significant inflationary pressures (such as Provider cost), we may not be able to fully offset such higher costs through price increases or cost savings. Our inability or failure to do so could harm our business, financial condition or results of operations.

One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Act (“OBBBA”) was enacted, introducing amendments to the U.S. federal income tax code. The OBBBA permanently restores 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025, and allows immediate expensing of domestic research and experimental expenditures for tax years beginning after December 31, 2024. Although we continue to maintain a full valuation allowance against our U.S. deferred tax assets as of March 31, 2026, we expect these provisions to increase available deductions and extend the period during which future taxable income may be sheltered, improving liquidity to the extent we generate taxable income.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Three Months Ended March 31,
	2026	2025
(in thousands except number of health plan and enterprise customers or otherwise indicated)	Unaudited	Unaudited
Number of completed Payor sessions during the period	459.3	350.0
Number of health plan customers at period end	38	31
Number of enterprise customers at period end	153	173
Number of Consumer active members at period end	5.2	6.9

	Three Months Ended March 31,
	2026	2025
(in thousands)	Unaudited	Unaudited
Unique active Payor members during the period	128.0	101.2

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

Results of Operations

The following table presents our results of operations for the three months ended March 31, 2026 and 2025 and the dollar and percentage change between the respective periods:

	Three Months Ended March 31,		Variance
(in thousands, except percentages)	2026	2025	$	%
Revenue:	Unaudited	Unaudited
Payor revenue	$48,562	$37,842	10,720	28.3
DTE revenue	9,613	9,583	30	0.3
Consumer revenue	3,504	4,757	(1,253)	(26.3)
Total revenue	61,679	52,182	9,497	18.2
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	36,064	28,789	7,275	25.3
Research and development	2,664	2,840	(176)	(6.2)
Clinical operations	1,874	1,856	18	1.0
Sales and marketing	13,849	13,926	(77)	(0.6)
General and administrative	12,818	5,207	7,611	146.2
Depreciation and amortization	1,537	649	888	136.8
Total costs and operating expenses	68,806	53,267	15,539	29.2
Loss from operations	(7,127)	(1,085)	(6,042)	556.9
Financial income, net	(945)	(1,526)	581	(38.1)
(Loss) income before income taxes	(6,182)	441	(6,623)	*
Income tax expense	124	123	1	0.8
Net (loss) income	$(6,306)	$318	$(6,624)	*

Revenue

Total revenue increased by $9.5 million, or 18.2% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a 28.3% increase in Payor revenue, partially offset by a 26.3% decline in Consumer revenue. The increase in revenue from our Payor customers is primarily due to a 31.2% increase in number of completed Payor sessions as a result of an increase of 26.4% in unique active payor members and an increase of 12.9% in the number of health plan customers. Consumer subscription revenue decreased by $1.3 million, or 26.3% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a 23.9% decline in Consumer active members due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting Payor members.

Overall, the increase in revenue for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was predominantly volume-driven reflecting a shift in revenue mix towards Payor.

Costs and Operating Expenses

Cost of revenue, excluding depreciation and amortization. Cost of revenue, excluding depreciation and amortization, increased by $7.3 million, or 25.3%, to $36.1 million for the three months ended March 31, 2026 from $28.8 million for the three months ended March 31, 2025. The increase in cost of revenue for the three months ended March 31, 2026, was primarily due to increased hours worked by therapists as a result of increased Payor sessions.

Research and development expenses. Research and development expenses decreased by approximately $0.2 million, or 6.2%, to $2.7 million for the three months ended March 31, 2026 from $2.8 million for the three months ended March 31, 2025. The decrease in research and development expenses for the three months ended March 31, 2026 was primarily due to a decrease in employee-related costs of $0.3 million, as a result of the exclusion of amounts reflected as capitalized internal-use software development costs.

Clinical operations expenses. Clinical operations expenses remained relatively unchanged at $1.9 million for the three months ended March 31, 2026, compared to the same period in 2025.

Sales and marketing expenses. Sales and marketing remained relatively unchanged at $13.8 million for the three months ended March 31, 2026, compared to $13.9 million for the three months ended March 31, 2025.

General and administrative expenses. General and administrative expenses increased $7.6 million, or 146.2%, to $12.8 million for the three months ended March 31, 2026 from $5.2 million for the three months ended March 31, 2025. The increase in general and administrative expenses for the three months ended March 31, 2026 was primarily due to $7.3 million of transaction-related costs, including financial advisory, legal, and accounting fees related to the merger with UHS.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.9 million, or 136.8%, to $1.5 million for the three months ended March 31, 2026 from $0.6 million for the three months ended March 31, 2025. The increase in depreciation and amortization expenses for the three months ended March 31, 2026 was primarily due a $0.7 million increase in amortization expense related to capitalized internal-use software assets.

Financial income, net

Financial income, net decreased by $0.6 million, or 38.1%, to $0.9 million for the three months ended March 31, 2026 from $1.5 million for the three months ended March 31, 2025. The decrease in financial income, net was primarily due to a decrease in interest income earned on marketable securities and other highly liquid investments of $0.4 million due to a reduction in interest rates.

Income tax expense

Income tax expense was immaterial and remained relatively unchanged for the three months ended March 31, 2026, compared to the same period in 2025.

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

We calculate adjusted EBITDA as net (loss) income adjusted to exclude (i) depreciation and amortization, (ii) stock-based compensation expense, (iii) financial income, net, (iv) income tax expense, and (v) certain non-recurring expenses, where applicable. The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net (loss) income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
(in thousands)	Unaudited	Unaudited
Net (loss) income	$(6,306)	$318
Add:
Depreciation and amortization	1,537	649
Stock-based compensation	2,959	2,333
Financial income, net	(945)	(1,526)
Income tax expense	124	123
Non-recurring expenses (1)	7,280	58
Adjusted EBITDA	$4,649	$1,955
(1)
For the three months ended March 31, 2026, non-recurring expenses consisted of transaction-related costs, including financial advisory, legal, and accounting fees related to the merger with UHS.

Liquidity and Capital Resources

As of March 31, 2026, we had $84.2 million of cash, cash equivalents, and short-term marketable securities ($92.6 million as of December 31, 2025), which we use to finance our operations and support a variety of growth initiatives and investments. We had no debt as of March 31, 2026 and as of December 31, 2025.

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

There were no stock repurchases during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company repurchased and retired an aggregate of 2,519,170 shares of its common stock for a total consideration of $7.0 million ($2.76 per share). As of March 31, 2026, $11.8 million remained available under the Share Repurchase Program.

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

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary condensed consolidated cash flow information for the periods presented:

Cash Flows

	Three Months Ended March 31,
	2026	2025
(in thousands)	Unaudited	Unaudited
Net cash used in operating activities	$(4,418)	$(1,239)
Net cash used in investing activities	(793)	(9,019)
Net cash used in financing activities	(730)	(6,357)
Net decrease in cash and cash equivalents	$(5,941)	$(16,615)

Operating Activities

The increase in net cash used in operating activities was primarily due to unfavorable timing of customer payments which increased accounts receivable and net loss for the three months ended March 31, 2026 compared to net income for the three months ended March 31, 2025, partially offset by favorable timing on accounts payable and accrual payments.

Investing Activities

The decrease in net cash used in investing activities was driven primarily by increased proceeds from maturities of marketable securities and reduced purchases of marketable securities, partially offset by an increase in capitalized internal-use software development costs during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Financing Activities

The decrease in net cash used in financing activities was driven primarily by a decline in the purchase of outstanding shares of the Company’s common stock under the Share Repurchase Program, as there were no stock repurchases during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company repurchased and retired $7.0 million of the Company's common stock.

Contractual Obligations, Commitments and Contingencies

As of March 31, 2026, we did not have any short-term or long-term debt, or significant long-term liabilities. As of March 31, 2026, we have a non-material long-term operating lease for our office space in New York, NY.

We may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. Should any of our estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows. There were no material legal proceedings, claims or litigation as of March 31, 2026.

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

Critical Accounting Policies and Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Reference is also made to the Company’s consolidated financial statements and notes thereto found in its Annual Report on Form 10-K for the year ended December 31, 2025.

The Company’s accounting policies are essential to understanding and interpreting the financial results reported on the condensed consolidated financial statements. The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are summarized in Note 2 to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Certain of those policies are considered to be particularly important to the presentation of the Company's financial results because they require management to make difficult, complex or subjective judgments, often as a result of matters that are inherently uncertain.

During the three months ended March 31, 2026, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

Information regarding recent accounting developments and their impact on our results can be found in Note 2, “Summary of Significant Accounting Policies and Estimates” in the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and in Note 2, “Significant Accounting Policies” in the notes to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

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

The forward-looking statements in this Quarterly Report and other such statements we publicly make from time-to-time are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks and uncertainties. Many important factors could cause actual future events to differ materially from the forward-looking statements in this Quarterly Report, including but not limited to: (i) rapid technological change in our industry; (ii) our ability to secure customers' contract renewals; (iii) our ability to maintain and expand our network of therapists, psychiatrists and other providers; (iv) a decline in the prevalence of enterprise-sponsored healthcare or the emergence of new technologies may adversely impact our DTE business; (v) if our or our vendors’ security measures fail or are breached; (vi) changes in healthcare laws, regulations or trends and our ability to operate in the heavily regulated healthcare industry; (vii) risks related to the proposed merger with Universal Health Services, Inc., including the risk that the transaction may not be completed on the anticipated timeline or at all, including due to a failure by our stockholders to approve the merger; and (viii) the other factors, risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and subsequent quarterly reports on Form 10-Q, including this report. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report and the risk factors discussed in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q or any forward-looking statements we may publicly make from time-to-time, whether as a result of any new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the three months ended March 31, 2026, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has no material pending legal proceedings as of March 31, 2026; for more details see Note 6, “Commitments and Contingent Liabilities” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. During the three months ended March 31, 2026, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of share repurchases for the three months ended March 31, 2026. See Note 7, “Capital Stock” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the section entitled “Liquidity Capital Resources-Share Repurchase Program” in Part I, Item 2 of this Quarterly Report on Form 10-Q for information regarding our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Thousands) (1)
January 1 - 31	—	$—	—	$—
February 1 - 28	—	—	—	—
March 1 - 31	—	—	—	11,797
Total	—		—
(1)
$11.8 million remained available for share repurchases under the Share Repurchase Program as of March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No directors or officers, as defined in Securities Exchange Act Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2026.

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

Talkspace, Inc.

Date: May 11, 2026	By:	/s/ Jon Cohen
Jon Cohen
Chief Executive Officer

Date: May 11, 2026	By:	/s/ Ian Harris
Ian Harris
Chief Financial Officer