Form 10-Q
period 2026-06-30
Talkspace, Inc.
filed 2026-08-06
CIK 1803901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 165,823,816 shares of common stock, $0.0001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
(U.S. dollars in thousands, except share and per share data)	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (1)	$39,159	$37,352
Marketable securities	51,839	55,234
Accounts receivable, net (1)	15,444	16,061
Other current assets	2,573	2,415
Total current assets	109,015	111,062
Fixed assets, net	20,053	15,794
Goodwill	3,427	3,318
Other long-term assets	3,951	4,689
Total assets	$136,446	$134,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,937	$8,501
Accrued expenses and other current liabilities (1)	10,468	6,672
Deferred revenue	2,713	2,223
Total current liabilities	24,118	17,396
Other long-term liabilities	197	452
Total liabilities	24,315	17,848
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Common stock of $0.0001 par value per share: Shares authorized: 1,000,000,000 as of June 30, 2026 (unaudited) and December 31, 2025; shares issued and outstanding: 165,823,816 and 166,718,150 as of June 30, 2026 (unaudited) and December 31, 2025, respectively.	17	17
Additional paid-in capital	381,474	378,384
Accumulated deficit	(269,265)	(261,443)
Accumulated other comprehensive (loss) income	(95)	57
Total stockholders’ equity	112,131	117,015
Total liabilities and stockholders’ equity	$136,446	$134,863

(1) Talkspace, Inc's condensed consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations of these VIEs and liabilities of consolidated VIEs for which creditors may have recourse to Talkspace, Inc. or its affiliates. At June 30, 2026 (unaudited) and December 31, 2025, assets of these consolidated VIEs totaled $13,443 and $13,562, respectively. At June 30, 2026 (unaudited) and December 31, 2025, liabilities of these consolidated VIEs totaled $4,835 and $3,755, respectively. See Note 11, “Variable Interest Entities,” in the notes to the condensed consolidated financial statements for further details.

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands, except share and per share data)	2026	2025	2026	2025
Revenue	$61,672	$54,310	$123,351	$106,492
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	36,869	30,917	72,933	59,706
Research and development	2,343	2,563	5,007	5,403
Clinical operations	1,873	1,921	3,747	3,777
Sales and marketing	14,661	14,253	28,510	28,178
General and administrative	6,458	5,728	19,276	10,935
Depreciation and amortization	1,581	718	3,118	1,368
Total costs and operating expenses	63,785	56,100	132,591	109,367
Loss from operations	(2,113)	(1,790)	(9,240)	(2,875)
Financial income, net	(608)	(1,325)	(1,553)	(2,851)
Loss before income taxes	(1,505)	(465)	(7,687)	(24)
Income tax expense	11	76	135	199
Net loss	$(1,516)	$(541)	$(7,822)	$(223)

Net loss per share:
Basic and Diluted	$(0.01)	$(0.00)	$(0.05)	$(0.00)
Weighted average shares used to compute net loss per share:
Basic and Diluted	167,486,050	167,532,721	167,281,977	168,098,647

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(U.S. dollars in thousands)	2026	2025	2026	2025
Net loss	$(1,516)	$(541)	$(7,822)	$(223)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on marketable debt securities	(52)	(8)	(152)	17
Total other comprehensive (loss) income	(52)	(8)	(152)	17
Total comprehensive loss	$(1,568)	$(549)	$(7,974)	$(206)

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in thousands, except share data)	Common Stock
Three and Six Months Ended June 30, 2026	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total
Balance as of December 31, 2025	166,718,150	$17	$378,384	$57	$(261,443)	$117,015
Exercise of stock options	15,166	*)	23	—	—	23
Restricted stock units vested, net of tax	779,250	*)	(753)	—	—	(753)
Other comprehensive loss	—	—	—	(100)	—	(100)
Stock-based compensation	—	—	3,176	—	—	3,176
Net loss	—	—	—	—	(6,306)	(6,306)
Balance as of March 31, 2026 (unaudited)	167,512,566	$17	$380,830	$(43)	$(267,749)	$113,055
Exercise of stock options	62,533	*)	96	—	—	96
Restricted stock units vested, net of tax	537,616	*)	(1,697)	—	—	(1,697)
Forfeiture and cancellation of sponsor shares	(2,288,899)	*)	*)	—	—	—
Other comprehensive loss	—	—	—	(52)	—	(52)
Stock-based compensation	—	—	2,245	—	—	2,245
Net loss	—	—	—	—	(1,516)	(1,516)
Balance as of June 30, 2026 (unaudited)	165,823,816	$17	$381,474	$(95)	$(269,265)	$112,131

	Common Stock
Three and Six Months Ended June 30, 2025	Number of Shares Outstanding	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total
Balance as of December 31, 2024	168,849,591	$17	$386,612	$2	$(269,236)	$117,395
Exercise of stock options	1,010,942	*)	678	—	—	678
Restricted stock units vested, net of tax	515,033	*)	(571)	—	—	(571)
Repurchase of common stock for retirement	(2,519,170)	*)	(6,975)	—	—	(6,975)
Other comprehensive income	—	—	—	25	—	25
Stock-based compensation	—	—	2,548	—	—	2,548
Net income	—	—	—	—	318	318
Balance as of March 31, 2025 (unaudited)	167,856,396	$17	$382,292	$27	$(268,918)	$113,418
Exercise of stock options	28,602	*)	49	—	—	49
Restricted stock units vested, net of tax	600,458	*)	(1,126)	—	—	(1,126)
Repurchase of common stock for retirement	(541,268)	*)	(1,429)	—	—	(1,429)
Other comprehensive loss	—	—	—	(8)	—	(8)
Stock-based compensation	—	—	2,578	—	—	2,578
Net loss	—	—	—	—	(541)	(541)
Balance as of June 30, 2025 (unaudited)	167,944,188	$17	$382,364	$19	$(269,459)	$112,941

*) Represents an amount lower than $1

The accompanying notes are an integral part of the condensed consolidated financial statements.

TALKSPACE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(U.S. dollars in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(7,822)	$(223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,118	1,368
Accretion of discount on marketable securities, net	(132)	(457)
Stock-based compensation	5,031	4,688
Remeasurement of warrant liabilities	(199)	(828)
Decrease (increase) in accounts receivable, net	617	(5,779)
(Increase) decrease in other current assets	(158)	253
Increase in accounts payable	2,436	908
Increase (decrease) in deferred revenue	490	(416)
Increase (decrease) in accrued expenses and other current liabilities	3,995	(975)
Other	(409)	(129)
Net cash provided by (used in) operating activities	6,967	(1,590)
Cash flows from investing activities:
Purchases of marketable securities	(32,471)	(20,557)
Proceeds from maturities of marketable securities	35,998	13,705
Capitalized internal-use software costs	(6,332)	(4,492)
Other	(24)	(42)
Net cash used in investing activities	(2,829)	(11,386)
Cash flows from financing activities:
Proceeds from exercise of stock options	119	727
Payments for employee taxes withheld related to vested stock-based awards	(2,450)	(1,697)
Repurchase of common stock for retirement	—	(8,404)
Net cash used in financing activities	(2,331)	(9,374)

Net increase (decrease) in cash and cash equivalents	1,807	(22,350)
Cash and cash equivalents at the beginning of the period	37,352	76,692
Cash and cash equivalents at the end of the period	$39,159	$54,342

Supplemental cash flow data:
Cash paid during the period for income taxes, net	$788	$79
Non-cash activities:
Stock-based compensation included in capitalization of internal-use software costs	$390	$438

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

During the three and six months ended June 30, 2026, the Company incurred approximately $0.9 million and $8.2 million, respectively, of transaction-related costs, including financial advisory, legal, and accounting fees which are included within general and administrative expenses in the condensed consolidated statement of operations. Transaction-related costs are expensed as incurred.

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

The CODM uses the Company’s consolidated net income or loss to assess the financial performance of the Company and allocate resources. Since the Company operates in one operating segment, financial information, including consolidated net loss information evaluated by the CODM, can be found in the condensed consolidated statements of operations.

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

For the three and six months ended June 30, 2026 and 2025, all of the Company’s revenue was generated from customers located in the United States. For the types of services from which the reportable segment derives its revenue refer to Note 3, “Revenue Recognition.”

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

NOTE 3. REVENUE RECOGNITION

The following table presents the Company’s consolidated revenue from sales to unaffiliated customers disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)	Unaudited	Unaudited	Unaudited	Unaudited
Payor	$51,497	$40,501	$100,059	$78,343
DTE	6,886	9,403	16,499	18,986
Consumer	3,289	4,406	6,793	9,163
Total revenue	$61,672	$54,310	$123,351	$106,492

Accounts Receivable and Allowance for Credit Losses

The Company had accounts receivable related to revenue from Direct-to-Enterprise (“DTE”) customers of $7.1 million and $8.8 million at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the balance of accounts receivable related to revenue from Health insurance plans (commercial and government) and employee assistance programs (“Payor”) customers was $8.3 million and $7.3 million, respectively.

Accounts receivable is stated net of credit loss allowance. The Company measures expected credit losses on current accounts receivable and current contract assets under ASC Topic 326. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company utilizes the current-conditions practical expedient permitted by ASU 2025-05. Under this expedient, the Company assumes that the economic conditions existing at the balance sheet date will persist over the remaining short-term life of the assets, eliminating the requirement to forecast future changes in macroeconomic conditions. Historical loss rates are adjusted only for current conditions existing at the reporting date. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. Accounts receivables are written off after all reasonable means of collection have been exhausted. The allowance for credit losses and the related credit loss expense recognized in earnings were not material for the three and six months ended June 30, 2026 and 2025, and the year ended December 31, 2025.

Deferred Revenue

The Company records deferred revenue when cash payments from customers are received in advance of the Company's performance obligation to provide services. As of June 30, 2026 and December 31, 2025, deferred revenue related mainly to the Company's Consumer subscription business. The Company expects to satisfy the majority of its performance obligations associated with deferred revenue within one year or less. Revenue recognized in the six months ended June 30, 2026 and 2025 that was included in the deferred revenue balance at the beginning of each reporting period was $1.0 million and $2.2 million, respectively.

NOTE 4. FAIR VALUE MEASUREMENTS

The following tables show the Company's cash, cash equivalents and marketable securities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements as of June 30, 2026
		Unaudited
(in thousands)	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$1,532	$—	$—	$1,532	$1,532	$—
Level 1:
Money market funds	37,627	—	—	37,627	37,627	—
Commercial paper	3,698	—	(6)	3,692	—	3,692
Total Level 1:	41,325	—	(6)	41,319	37,627	3,692
Level 2:
U.S. Treasury securities	5,807	—	(10)	5,797	—	5,797
U.S. Government securities	10,106	1	(23)	10,084	—	10,084
Certificates of deposit	2,052	—	(3)	2,049	—	2,049
Corporate debt securities	30,270	—	(53)	30,217	—	30,217
Total Level 2:	48,235	1	(89)	48,147	—	48,147
	$91,092	$1	$(95)	$90,998	$39,159	$51,839

	Fair Value Measurements as of December 31, 2025
(in thousands)	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$1,059	$—	$—	$1,059	$1,059	$—
Level 1:
Money market funds	36,293	—	—	36,293	36,293	—
Commercial paper	986	—	—	986	—	986
Total Level 1:	37,279	—	—	37,279	36,293	986
Level 2:
U.S. Treasury securities	3,783	2	—	3,785	—	3,785
U.S. Government securities	14,988	28	—	15,016	—	15,016
Certificates of deposit	1,201	1	—	1,202	—	1,202
Corporate debt securities	34,219	28	(2)	34,245	—	34,245
Total Level 2:	54,191	59	(2)	54,248	—	54,248
	$92,529	$59	$(2)	$92,586	$37,352	$55,234

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

Contractual Maturities

The following table summarizes the remaining contractual maturities of the Company's marketable securities as of June 30, 2026:

As of June 30, 2026
(in thousands)	Fair Value
Due within one year	$41,812
Due after one year to two years	10,027
Total	$51,839

Public and Private Placement Warrants

During the three months ended June 30, 2026, all outstanding warrants (20,722,500 Public Warrants and 12,757,500 Private Placement Warrants) to purchase shares of Common Stock expired unexercised pursuant to the terms of the Warrant Agreement dated June 8, 2020. Up to the date of expiration, the Private Placement Warrants were classified as liabilities on the Condensed Consolidated Balance Sheets and measured at fair value each reporting period. Upon expiration, the liability was derecognized; accordingly the warrant liability was remeasured to zero and the resulting change in fair value was included within Financial income, net in the Condensed Consolidated Statements of Operations. As of June 30, 2026 the Company had no warrant liabilities outstanding. No cash was exchanged or equity issued upon the warrants expiration.

The following table presents the Company's Private Placement Warrants measured at fair value on a recurring basis for the three and six months ended June 30, 2026 and 2025:

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended June 30, 2026
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$34	$(34)	$—

	For the Six Months Ended June 30, 2026
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$199	$(199)	$—

	Level 3 Liabilities
		Unaudited
	For the Three Months Ended June 30, 2025
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,206	$(344)	$862

	For the Six Months Ended June 30, 2025
(in thousands)	Beginning Balance	Change in Fair Value	Ending Balance
Private Placement Warrants	$1,690	$(828)	$862

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

The following inputs were utilized in determining the fair value of the Private Placement Warrants as of June 30, 2025:

June 30,
Unaudited	2025
Dividend yield (1)	0%
Expected volatility (2)	80.1%
Risk-free interest rate (3)	3.98%
Term to warrant expiration (years)	0.98

(1) No dividends were paid during the three and six months ended June 30, 2025.

(2) The expected volatility is based on the back-solved implied volatility of the Company's public warrants as of the valuation date.

(3) The risk-free interest rate is based on the yield from U.S. Treasury bonds with an equivalent term to the time to maturity of the warrants.

NOTE 5. FIXED ASSETS, NET

Fixed assets, net, as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
(in thousands)	(Unaudited)
Capitalized internal-use software costs	$24,667	$17,945
Computer and equipment	787	802
Other	144	144
Property and equipment, gross	25,598	18,891
Less: accumulated depreciation	(5,545)	(3,097)
Fixed assets, net	$20,053	$15,794

During the six months ended June 30, 2026, the Company capitalized $6.7 million of qualifying internal-use software development costs primarily related to the Company's existing technology platform as well as the Company's investment in proprietary Artificial Intelligence (“AI”) development.

Amortization expense related to capitalized internal-use software costs for the three and six months ended June 30, 2026 was $1.3 million and $2.4 million, respectively ($0.5 million and $1.0 million for the three and six months ended June 30, 2025, respectively).

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

In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. There were no material pending legal proceedings, claims or litigation as of June 30, 2026.

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

NOTE 7. CAPITAL STOCK

Cancellation of Special Purpose Acquisition Company (SPAC) sponsor shares

On June 22, 2026, 2,288,899 shares of common stock were cancelled pursuant to Section 1.9(c) of that certain Sponsor Support Agreement, dated as of January 12, 2021. As a result, the total shares of common stock issued and outstanding decreased by 2,288,899 shares.

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

There were no stock repurchases during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company repurchased and retired an aggregate of 541,268 and 3,060,438 shares, respectively, of its common stock for a total consideration of $1.4 million ($2.62 per share) and $8.4 million ($2.73 per share), respectively.

As of June 30, 2026, $11.8 million remained available under the Share Repurchase Program.

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

The following table sets forth the total stock-based compensation expense related to stock options and restricted stock units included in the respective components of operating expenses in the condensed consolidated income statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)	Unaudited	Unaudited	Unaudited	Unaudited
Research and development	$231	$429	$655	$1,113
Clinical operations	64	204	190	297
Sales and marketing	454	467	1,111	918
General and administrative	1,323	1,255	3,075	2,360
Total stock-based compensation expense	$2,072	$2,355	$5,031	$4,688

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands, except number of shares and per share amounts)	Unaudited	Unaudited	Unaudited	Unaudited
Net loss	$(1,516)	$(541)	$(7,822)	$(223)
Weighted average shares used to compute net loss per share:
Basic and Diluted	167,486,050	167,532,721	167,281,977	168,098,647
Net loss per share:
Basic and Diluted	$(0.01)	$(0.00)	$(0.05)	$(0.00)

For the three and six months ended June 30, 2026, the shares underlying the following were excluded from the calculation of diluted net loss per share since each would have had an anti-dilutive effect: 8,226,371 vested and non-vested stock options outstanding, 5,264,416 non-vested restricted stock units outstanding.

For the three and six months ended June 30, 2025, the shares underlying the following were excluded from the calculation of diluted net loss per share since each would have had an anti-dilutive effect: 8,988,145 vested and non-vested stock options outstanding, 6,875,148 non-vested restricted stock units outstanding, 12,757,500 Private Placement Warrants and 20,722,500 Public Warrants to purchase the Company’s common stock.

NOTE 10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents the amounts included within accrued expenses and other current liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
(in thousands)	Unaudited
Employee compensation	$4,227	$4,655
Professional fees	4,661	417
Other	1,580	1,600
Accrued expenses and other current liabilities	$10,468	$6,672

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

Pursuant to the MSAs, Talkspace LLC is the managing entity (the “Manager”) and provides management and administrative resources and services essential to the operations of TPN and the PC entities and receives a management fee for these services and reimbursement of expenses incurred. TPN and the PC entities in turn have the obligation under the MSAs to engage all licensed physicians and other health professionals to provide behavioral healthcare services to the Company's members. In addition, to the extent that TPN or the PC entities lack sufficient funds to meet their obligations, the Manager may, at its sole discretion, advance funds to TPN or the PC entities to cover these obligations. Such advances would be considered loans made by the Manager and should be repaid as per the terms of the management agreement. No such advances have been made by the Manager to TPN or the PC entities as of June 30, 2026.

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

The following table details the assets and liabilities of the VIEs as of June 30, 2026 and December 31, 2025. The assets and liabilities in the table below are presented prior to consolidation and thus a portion of these assets and liabilities are eliminated in consolidation.

	June 30, 2026	December 31, 2025
(in thousands)	Unaudited
ASSETS
Cash and cash equivalents	$439	$229
Accounts receivable	12,838	13,333
Other assets	43,434	32,695
Total Assets	$56,711	$46,257
LIABILITIES
Accrued expenses and other current liabilities	4,835	3,755
Total Liabilities	$4,835	$3,755

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

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the three and six months ended June 30, 2026 and 2025.

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

For the three and six months ended June 30, 2026 our revenues were $61.7 million and $123.4 million, respectively, compared to $54.3 million and $106.5 million, respectively, for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026, our clinicians completed approximately 473,600 and 933,000 sessions, respectively related to members covered under our Payor customers, compared to 385,100 and 735,100 completed sessions for the three and six months ended June 30, 2025. As of June 30, 2026, we had approximately 5,000 Consumer active members compared to 6,650 Consumer active members as of June 30, 2025. Please refer to the “Key Business Metrics” section below for a description of Consumer active members.

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

Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our common stock (subject to certain exceptions set forth in the Merger Agreement) will be cancelled and converted into the right to receive $5.25 per share in cash, without interest and subject to any applicable withholding taxes. The Company’s board of directors unanimously approved and declared advisable the Merger Agreement on March 6, 2026 and the Company's stockholders voted to adopt the Merger Agreement during a special meeting of stockholders on May 29, 2026.

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

Clinical Automation and Artificial Intelligence

Sentia AI, LLC is Talkspace’s wholly-owned subsidiary dedicated to proprietary Artificial Intelligence (“AI”) development. “Sentia” refers to Talkspace’s behavioral-health-focused large language model (“LLM”). Through Talkspace we recently launched “Tee,” our first purpose-built AI guide for mental wellness. Built on our proprietary behavioral health LLM and trained on clinical data from millions of patient journeys, Tee provides a private, interactive environment for member conversations regarding mental well-being. Tee utilizes Sentia's multi-agent orchestrator paired with a rigorous, human-in-the-loop Quality Management System (“QMS”) to ensure clinical safety and oversight.

Tee is designed to augment—not replace—human clinicians by extending access and identifying members who may require elevated clinical intervention. While we are currently scaling Tee’s commercial rollout and marketing efforts across our direct-to-consumer and partner channels, the ongoing costs of compute resources and model development may impact our technology and development expenses. Furthermore, while Tee embeds clinical guardrails and oversight, any failure of AI-driven tools to meet clinical, safety, or regulatory standards could expose us to increased liability, regulatory scrutiny, reputational harm, or reduced demand for our platform.

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

Our operations could also be impacted by inflation and higher interest rates. Inflation did not have a material effect on our business, financial condition or results of operations for the six months ended June 30, 2026 and 2025. However, if our costs were to become subject to significant inflationary pressures (such as Provider cost), we may not be able to fully offset such higher costs through price increases or cost savings. Our inability or failure to do so could harm our business, financial condition or results of operations.

One Big Beautiful Bill Act

In July 2025, the One Big Beautiful Act (“OBBBA”) was enacted, introducing amendments to the U.S. federal income tax code. The OBBBA permanently restores 100% bonus depreciation for qualified property acquired and placed in service after January 19, 2025, and allows immediate expensing of domestic research and experimental expenditures for tax years beginning after December 31, 2024. Although we continue to maintain a full valuation allowance against our U.S. deferred tax assets as of June 30, 2026, we expect these provisions to increase available deductions and extend the period during which future taxable income may be sheltered, improving liquidity to the extent we generate taxable income.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

	Six Months Ended June 30,
	2026	2025
(in thousands except number of health plan and enterprise customers or otherwise indicated)	Unaudited	Unaudited
Number of completed Payor sessions during the period	933.0	735.1
Number of health plan customers at period end	39	31
Number of enterprise customers at period end	151	165
Number of Consumer active members at period end	5.0	6.6

	Three Months Ended June 30,
	2026	2025
(in thousands)	Unaudited	Unaudited
Unique active Payor members during the period	131.6	111.2

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including salaries, benefits, bonuses and stock-based compensation expense for certain executives, finance, accounting, legal and human resources functions, as well as professional fees. For the three and six months ended June 30, 2026 general and administrative expenses also include transaction-related costs, including financial advisory, legal, and accounting fees related to the merger with UHS which is expected to close in the third quarter of 2026.

Depreciation and amortization

Depreciation and amortization expense consist primarily of depreciation expense on capitalized internal use-software costs, computer and equipment and amortization of intangible asset.

Financial income, net

Financial income, net includes the impact from (i) interest earned on investments in marketable securities and other highly liquid investments, (ii) non-cash changes in the fair value of our warrant liabilities, and (iii) other financial expenses in connection with bank charges.

During the three months ended June 30, 2026, all outstanding warrants (20,722,500 Public Warrants and 12,757,500 Private Placement Warrants) to purchase shares of Common Stock expired unexercised pursuant to the terms of the Warrant Agreement dated June 8, 2020. Up to the date of expiration, the Private Placement Warrants were classified as liabilities on the Condensed Consolidated Balance Sheets and measured at fair value each reporting period. Upon expiration, the liability was derecognized, accordingly the warrant liability was remeasured to zero and the resulting change in fair value was included within Financial income, net in the Condensed Consolidated Statements of Operations. As of June 30, 2026 the Company had no warrant liabilities outstanding.

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

Results of Operations

The following table presents our results of operations for the three and six months ended June 30, 2026 and 2025 and the dollar and percentage change between the respective periods:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Revenue:	Unaudited	Unaudited			Unaudited	Unaudited
Payor revenue	$51,497	$40,501	$10,996	27.1	$100,059	$78,343	$21,716	27.7
DTE revenue	6,886	9,403	(2,517)	(26.8)	16,499	18,986	(2,487)	(13.1)
Consumer revenue	3,289	4,406	(1,117)	(25.4)	6,793	9,163	(2,370)	(25.9)
Total revenue	61,672	54,310	7,362	13.6	123,351	106,492	16,859	15.8
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	36,869	30,917	5,952	19.3	72,933	59,706	13,227	22.2
Research and development	2,343	2,563	(220)	(8.6)	5,007	5,403	(396)	(7.3)
Clinical operations	1,873	1,921	(48)	(2.5)	3,747	3,777	(30)	(0.8)
Sales and marketing	14,661	14,253	408	2.9	28,510	28,178	332	1.2
General and administrative	6,458	5,728	730	12.7	19,276	10,935	8,341	76.3
Depreciation and amortization	1,581	718	863	120.2	3,118	1,368	1,750	127.9
Total costs and operating expenses	63,785	56,100	7,685	13.7	132,591	109,367	23,224	21.2
Loss from operations	(2,113)	(1,790)	(323)	(18.0)	(9,240)	(2,875)	(6,365)	(221.4)
Financial income, net	(608)	(1,325)	(717)	(54.1)	(1,553)	(2,851)	(1,298)	(45.5)
Loss before income taxes	(1,505)	(465)	(1,040)	(223.7)	(7,687)	(24)	(7,663)	*
Income tax expense	11	76	(65)	(85.5)	135	199	(64)	(32.2)
Net loss	$(1,516)	$(541)	$(975)	(180.2)	$(7,822)	$(223)	$(7,599)	*

* Percentage not meaningful.

Revenue

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

Total revenue increased by $7.4 million, or 13.6% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to a 27.1% increase in Payor revenue, partially offset by a 26.8% decrease in DTE revenue and a 25.4% decrease in Consumer revenue.

Payor revenue increased by $11.0 million, or 27.1%, to $51.5 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This growth was primarily driven by a 23.0% increase in completed Payor sessions, reflecting an expansion in our platform utilization resulting from an 18.3% increase in unique active Payor members and a 25.8% increase in health plan customers.

DTE revenue decreased by $2.5 million, or 26.8%, to $6.9 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This decrease was primarily driven by the timing of contract milestones, as certain annual billable maximums were reached earlier in fiscal year 2026, combined with a decrease in the enterprise customer base of 8.5%.

Consumer subscription revenue decreased by $1.1 million, or 25.4%, to $3.3 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a 24.1% decrease in Consumer active members due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting Payor members.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Total revenue increased by $16.9 million, or 15.8% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a 27.7% increase in Payor revenue, partially offset by a 13.1% decrease in DTE revenue and a 25.9% decrease in Consumer revenue.

Payor revenue increased by $21.7 million, or 27.7%, to $100.1 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This growth was primarily driven by a 26.9% increase in completed Payor sessions, reflecting an expansion in our platform utilization resulting from an 18.3% increase in unique active Payor members and a 25.8% increase in health plan customers.

DTE revenue decreased by $2.5 million, or 13.1% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily driven by the timing of contract milestones, as certain annual billable maximums were reached earlier in fiscal year 2026, combined with a decrease in the enterprise customer base of 8.5%.

Consumer subscription revenue decreased by $2.4 million, or 25.9%, to $6.8 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to a 24.1% decrease in Consumer active members due to the Company's intentional and strategic decision to optimize and focus marketing efforts on attracting Payor members.

Overall, the increase in revenue for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 was predominantly volume-driven reflecting a shift in revenue mix towards Payor.

Costs and Operating Expenses

Cost of revenue, excluding depreciation and amortization. Cost of revenue, excluding depreciation and amortization, increased by $6.0 million, or 19.3%, to $36.9 million for the three months ended June 30, 2026 from $30.9 million for the three months ended June 30, 2025 and increased by $13.2 million, or 22.2%, to $72.9 million for the six months ended June 30, 2026 from $59.7 million for the six months ended June 30, 2025. The increase in cost of revenue for the three and six months ended June 30, 2026, was primarily due to increased hours worked by therapists as a result of increased Payor sessions.

Research and development expenses. Research and development expenses decreased by $0.2 million, or 8.6%, to $2.3 million for the three months ended June 30, 2026 from $2.6 million for the three months ended June 30, 2025. The decrease in research and development expenses for the three months ended June 30, 2026 was primarily due to a decrease in employee-related costs of $0.3 million due to capitalization of internal-use software costs.

Research and development expenses decreased by $0.4 million, or 7.3%, to $5.0 million for the six months ended June 30, 2026 from $5.4 million for the six months ended June 30, 2025. The decrease in research and development expenses for the six months ended June 30, 2026 was primarily due to a decrease in employee-related costs of $0.5 million due to capitalization of internal-use software costs.

Clinical operations expenses. Clinical operations expenses remained relatively unchanged for the three and six months ended June 30, 2026, compared to the same periods in 2025.

Sales and marketing expenses. Sales and marketing expense increased by $0.4 million, or 2.9%, to $14.7 million for the three months ended June 30, 2026 from $14.3 million for the three months ended June 30, 2025. The increase in sales and marketing expenses for the three months ended June 30, 2026 was primarily due to an increase in advertising costs of $0.5 million.

Sales and marketing expense increased by approximately $0.3 million, or 1.2%, to $28.5 million for the six months ended June 30, 2026 from $28.2 million for the six months ended June 30, 2025. The increase in sales and marketing expenses for the six months ended June 30, 2026 was primarily due to an increase in advertising costs of $0.6 million, partially offset by a decrease in insurance costs of $0.2 million.

General and administrative expenses. General and administrative expenses increased $0.7 million, or 12.7%, to $6.5 million for the three months ended June 30, 2026 from $5.7 million for the three months ended June 30, 2025. The increase in general and administrative expenses for the three months ended June 30, 2026 was primarily due to $0.9 million of transaction-related costs, including financial advisory, legal, and accounting fees related to the merger with UHS.

General and administrative expenses increased by $8.3 million, or 76.3%, to $19.3 million for the six months ended June 30, 2026 from $10.9 million for the six months ended June 30, 2025. The increase in general and administrative expenses for the six months ended June 30, 2026 was primarily due to $8.2 million of transaction-related costs, including financial advisory, legal, and accounting fees related to the merger with UHS.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.9 million, or 120.2%, to $1.6 million for the three months ended June 30, 2026 from $0.7 million for the three months ended June 30, 2025. The increase in depreciation and amortization expenses for the three months ended June 30, 2026 was primarily due an increase in amortization expense related to capitalized internal-use software assets of $0.7 million.

Depreciation and amortization expenses increased by $1.8 million, or 127.9%, to $3.1 million for the six months ended June 30, 2026 from $1.4 million for the six months ended June 30, 2025. The increase in depreciation and amortization expenses for the six months ended June 30, 2026 was primarily due an increase in amortization expense related to capitalized internal-use software assets of $1.5 million and an increase in amortization of intangible assets of $0.3 million.

Financial income, net

Financial income, net decreased by $0.7 million, or 54.1%, to $0.6 million for the three months ended June 30, 2026 from $1.3 million for the three months ended June 30, 2025. The decrease in financial income, net was primarily due to a decrease in interest income earned on marketable securities and other highly liquid investments of $0.3 million due to a reduction in interest rates, and a decrease in non-cash gain in the remeasurement of warrant liabilities of $0.3 million.

Financial income, net decreased by $1.3 million, or 45.5%, to $1.6 million for the six months ended June 30, 2026 from $2.9 million for the six months ended June 30, 2025. The decrease in financial income, net was primarily due to a decrease in interest income earned on marketable securities and other highly liquid investments of $0.7 million due to a reduction in interest rates, and a decrease in non-cash gain in the remeasurement of warrant liabilities of $0.6 million.

Income tax expense

Income tax expense was immaterial and remained relatively unchanged for the three and six months ended June 30, 2026, compared to the same period in 2025.

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) depreciation and amortization, (ii) stock-based compensation expense, (iii) financial income, net, (iv) income tax expense, and (v) certain non-recurring expenses, where applicable. The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands)	Unaudited	Unaudited	Unaudited	Unaudited
Net loss	$(1,516)	$(541)	$(7,822)	$(223)
Add:
Depreciation and amortization	1,581	718	3,118	1,368
Stock-based compensation	2,072	2,355	5,031	4,688
Financial income, net	(608)	(1,325)	(1,553)	(2,851)
Income tax expense	11	76	135	199
Non-recurring expenses (1)	879	999	8,159	1,057
Adjusted EBITDA	$2,419	$2,282	$7,068	$4,238
(1)
For the three and six months ended June 30, 2026, non-recurring expenses consisted of transaction-related costs, including financial advisory, legal, and accounting fees related to the merger with UHS. For the three and six months ended June 30, 2025, non-recurring expenses primarily consisted of severance costs related to the departure of a key executive of the Company, one-time legal fees and other one-time expenses.

Liquidity and Capital Resources

As of June 30, 2026, we had $91.0 million of cash, cash equivalents, and short-term marketable securities ($92.6 million as of December 31, 2025), which we use to finance our operations and support a variety of growth initiatives and investments. We had no debt as of June 30, 2026 and as of December 31, 2025.

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

There were no stock repurchases during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company repurchased and retired an aggregate of 541,268 and 3,060,438 shares, respectively, of its common stock for a total consideration of $1.4 million ($2.62 per share) and $8.4 million ($2.73 per share), respectively. As of June 30, 2026, $11.8 million remained available under the Share Repurchase Program.

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

Cash Flows from Operating, Investing and Financing Activities

The following table presents the summary condensed consolidated cash flow information for the periods presented:

Cash Flows

	Six Months Ended June 30,
	2026	2025
(in thousands)	Unaudited	Unaudited
Net cash provided by (used in) operating activities	$6,967	$(1,590)
Net cash used in investing activities	(2,829)	(11,386)
Net cash used in financing activities	(2,331)	(9,374)
Net increase (decrease) in cash and cash equivalents	$1,807	$(22,350)

Operating Activities

Net cash provided by operating activities was $7.0 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $1.6 million for the six months ended June 30, 2025. The increase in net cash provided by operating activities was primarily driven by favorable changes in working capital and higher non-cash add-backs, partially offset by an increased net loss for the period.

Investing Activities

Net cash used in investing activities was $2.8 million for the six months ended June 30, 2026, compared to net cash used in investing activities of $11.4 million for the six months ended June 30, 2025. The decrease in net cash used in investing activities was driven primarily by increased proceeds from maturities of marketable securities, partially offset by purchases of marketable securities and an increase in capitalized internal-use software development costs during the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Financing Activities

Net cash used in financing activities was $2.3 million for the six months ended June 30, 2026, compared to net cash used in financing activities of $9.4 million for the six months ended June 30, 2025. The decrease in net cash used in financing activities was driven primarily by a decline in the purchase of outstanding shares of the Company’s common stock under the Share Repurchase Program. The Company repurchased and retired $8.4 million of the Company's common stock during the six months ended June 30, 2025; there were no stock repurchases during the six months ended June 30, 2026.

Contractual Obligations, Commitments and Contingencies

As of June 30, 2026, we did not have any short-term or long-term debt, or significant long-term liabilities. As of June 30, 2026, we have a non-material long-term operating lease for our office space in New York, NY.

We may in the future be involved in various legal proceedings, claims and litigation that arise in the normal course of business. We accrue for estimated loss contingencies related to legal matters when available information indicates that it is probable a liability has been incurred and we can reasonably estimate the amount of that loss. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. In addition, even where a loss is possible or an exposure to loss exists in excess of the liability already accrued with respect to a previously recognized loss contingency, it is often not possible to reasonably estimate the size of the possible loss or range of loss or possible additional losses or range of additional losses. Should any of our estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows. There were no material legal proceedings, claims or litigation as of June 30, 2026.

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

During the six months ended June 30, 2026, there were no material changes to matters discussed under the heading “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The forward-looking statements in this Quarterly Report and other such statements we publicly make from time-to-time are only predictions. We base these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks and uncertainties. Many important factors could cause actual future events to differ materially from the forward-looking statements in this Quarterly Report, including but not limited to: (i) rapid technological change in our industry; (ii) our ability to secure customers' contract renewals; (iii) our ability to maintain and expand our network of therapists, psychiatrists and other providers; (iv) a decline in the prevalence of enterprise-sponsored healthcare or the emergence of new technologies may adversely impact our DTE business; (v) if our or our vendors’ security measures fail or are breached; (vi) changes in healthcare laws, regulations or trends and our ability to operate in the heavily regulated healthcare industry; (vii) risks related to the proposed merger with Universal Health Services, Inc., including the risk that the transaction may not be completed on the anticipated timeline or at all; and (viii) the other factors, risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and subsequent quarterly reports on Form 10-Q, including this report. The forward-looking statements in this Quarterly Report are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the six months ended June 30, 2026, there were no material changes to the information contained in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has no material pending legal proceedings as of June 30, 2026. For more details see Note 6, “Commitments and Contingent Liabilities” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1a. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this Quarterly Report. During the six months ended June 30, 2026, there were no material changes to the information contained in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Below is a summary of share repurchases for the three months ended June 30, 2026. See Note 7, “Capital Stock” in the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the section entitled “Liquidity Capital Resources-Share Repurchase Program” in Part I, Item 2 of this Quarterly Report on Form 10-Q for information regarding our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (In Thousands) (1)
April 1 - 30	—	$—	—	$11,797
May 1 - 31	—	—	—	11,797
June 1 - 30	—	—	—	11,797
Total	—		—
(1)
$11.8 million remained available for share repurchases under the Share Repurchase Program as of June 30, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No directors or officers, as defined in Securities Exchange Act Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2026.

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

Talkspace, Inc.

Date: August 6, 2026	By:	/s/ Jon Cohen
Jon Cohen
Chief Executive Officer

Date: August 6, 2026	By:	/s/ Ian Harris
Ian Harris
Chief Financial Officer